Form 10-Q
period 2005-06-30
HITTITE MICROWAVE CORP
filed 2005-09-01
CIK 1130866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-51448

Hittite Microwave Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	04-2854672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Alpha Road
Chelmsford, Massachusetts  01824

(Address of principal executive offices)

(978) 250-3343

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐  No  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 29, 2005, Hittite Microwave Corporation had 28,598,913 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

JUNE 30, 2005

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenue	$18,909	$14,992	$36,763	$28,740
Cost of revenue	6,363	5,484	12,386	10,881

Gross profit	12,546	9,508	24,377	17,859

Operating expenses:
Research and development	2,634	1,874	4,922	3,585
Sales and marketing	2,169	2,013	4,447	3,800
General and administrative	684	595	1,486	1,286

Total operating expenses	5,487	4,482	10,855	8,671

Income from operations	7,059	5,026	13,522	9,188
Interest income	194	53	327	96
Interest expense	(15)	(22)	(23)	(42)

Income before income taxes	7,238	5,057	13,826	9,242
Provision for income taxes	2,607	1,821	4,979	3,327

Net income	4,631	3,236	8,847	5,915
Accretion on redeemable convertible preferred stock	412	381	824	763

Net income attributable to common stockholders	$4,219	$2,855	$8,023	$5,152

Earnings per share attributable to common stockholders:
Basic	$0.17	$0.12	$0.32	$0.21
Diluted	$0.16	$0.11	$0.30	$0.20

Weighted average shares outstanding:
Basic	22,425	22,235	22,393	22,235
Diluted	24,138	23,636	24,122	23,420

Cash dividends declared per share	$1.36	$—	$1.36	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$31,242	$24,548
Accounts receivable, net of allowance for doubtful accounts of $396	12,163	10,119
Inventory, net	4,340	5,437
Deferred costs	375	276
Prepaid expenses and other current assets	1,626	291
Deferred taxes	1,188	1,188

Total current assets	50,934	41,859

Property and equipment, net	12,945	13,225
Other assets	202	147

Total assets	$64,081	$55,231

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,479	$2,244
Accrued commissions	714	699
Accrued other expenses	2,586	1,990
Customer advances	1,997	1,209
Deferred revenue	1,393	1,730
Income taxes payable	19	630
Current portion of long-term debt	366	366

Total current liabilities	8,554	8,868

Long-term debt	396	579
Deferred taxes	1,470	1,470

Total liabilities	10,420	10,917

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $.01 par value: 5,000 shares authorized; 1,289 shares issued and outstanding, stated at liquidation value	21,414	20,591

Stockholders’ equity:
Common stock, $.01 par value: 200,000 and 37,480 shares authorized; 22,778 and 22,235 shares issued	228	223
Retained earnings	31,443	23,420
Additional paid-in capital	663	23
Treasury stock at cost, 9 shares	(95)	—
Accumulated other comprehensive income	8	57

Total stockholders’ equity	32,247	23,723

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$64,081	$55,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$8,847	$5,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,732	1,148
Amortization	26	32
Provision for inventory obsolescence	—	(241)
Changes in operating assets and liabilities:
Accounts receivable	(2,088)	(2,883)
Inventory	1,098	(1,545)
Deferred costs	(99)	61
Other assets	(1,418)	(139)
Deferred revenue and customer advances	452	401
Accounts payable	(758)	(69)
Accrued expenses	617	493
Income taxes payable	(612)	(738)

Net cash provided by operating activities	7,797	2,435

Cash flows from investing activities:
Purchases of property and equipment	(1,453)	(5,576)
Proceeds from notes receivable	—	(43)

Net cash used in investing activities	(1,453)	(5,619)

Cash flows from financing activities:
Purchase of company common stock	(95)	—
Repayment of note payable	(183)	(183)
Repayment of capital leases	—	(421)
Proceeds from exercise of stock options	644	—

Net cash provided by (used in) financing activities	366	(604)

Effect of exchange rate changes on cash and cash equivalents	(16)	(1)

Net increase (decrease) in cash and cash equivalents	6,694	(3,789)
Cash and cash equivalents, beginning of period	24,548	20,221

Cash and cash equivalents, end of period	$31,242	$16,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2005, and results of operations and cash flows for the three- and six-month periods ended June 30, 2005 and June 30, 2004.  Interim results are not necessarily indicative of results for a full year.  The consolidated balance sheet presented as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on Form S-1, File Number 333-124664, filed with the Securities and Exchange Commission (SEC).

In June 2005, the Company effected a 1.874-for-one stock split of its common stock, in the form of a dividend of 0.874 shares of common stock on each share of common stock outstanding at the close of business on June 24, 2005. All share and per share information in the accompanying condensed consolidated financial statements and notes has been retroactively adjusted to reflect the stock split for all periods presented.

The Company operates in one reportable segment: the design and development of integrated circuits, modules, and subsystems.

2.  New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R is effective for the Company as of January 1, 2006.  The Company is currently evaluating the impact the adoption of SFAS 123R and SAB 107 will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This accounting standard requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges.  The Company adopted SFAS 151 effective July 1, 2005, the results of which were not material to the Company’s financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income inclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” (FSP FAS 109-1), which clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). The Company is currently evaluating the impact the AJCA will have on its financial position and results of operations.

3.  Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Net income	$4,631	$3,236	$8,847	$5,915
Foreign currency translation adjustments	(36)	(1)	(48)	2
Comprehensive income	$4,595	$3,235	$8,799	$5,917

4.  Stock-based Compensation

The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and has adopted the provisions of SFAS No. 123 through disclosure only. Stock-based awards through June 30, 2005 have consisted of grants of stock options to purchase fixed numbers of shares at exercise prices not less than the fair market value of the underlying common stock on the date of grant. Had compensation cost for employee stock-based awards been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income would have been decreased as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income attributable to common stockholders:
As reported	$4,219	$2,855	$8,023	$5,152
Compensation expense for employee stock options using the fair value method	(164)	(190)	(328)	(380)

Pro forma net income attributable to common stockholders using the fair value method	$4,055	$2,665	$7,695	$4,772

Basic earnings per share attributable to common shareholders – as reported	$0.17	$0.12	$0.32	$0.21
Basic earnings per share attributable to common shareholders – pro forma	$0.16	$0.11	$0.31	$0.19
Diluted earnings per share attributable to common shareholders – as reported	$0.16	$0.11	$0.30	$0.20
Diluted earnings per share attributable to common shareholders – pro forma	$0.15	$0.10	$0.29	$0.18
Weighted average shares outstanding:
Basic	22,425	22,235	22,393	22,235
Diluted	24,138	23,636	24,122	23,420

5.  Accounts Receivable

Accounts receivable consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Commercial – billed	$7,609	$6,676
U.S. government:
Billed	3,328	3,146
Unbilled	1,622	682
Retainage	—	11
Less: Allowance for doubtful accounts	(396)	(396)

	$12,163	$10,119

6.  Inventories

Inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Finished goods	$1,831	$1,352
Work in process	1,425	1,585
Raw materials	1,084	2,500

	$4,340	$5,437

7.  Commitments and Contingencies

Guarantees and Indemnifications

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements and requirements as of December 31, 2004 or June 30, 2005.

Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, product sales are accompanied by a one-year warranty period.  These warranties cover factors such as nonconformance to specifications and defects in material and workmanship. Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered multiplied by the average of historical monthly warranty payments, as well as any additional amounts for major warranty issues that may exceed a normal claims level.  The Company’s warranty accrual and related expense were immaterial to the Company’s financial position and results of operations for the periods presented herein.

Legal Proceedings

In September 2001, the United States Department of Commerce commenced an investigation to determine whether certain shipments of the Company’s products complied with applicable Export Administration Regulations. The Company subsequently was informed by the Department of Commerce that the Department of Commerce believes that shipments the Company made to certain customers in China, Latvia and Russia, during 2000 and 2001, having an aggregate value of approximately $10,000, lacked appropriate documentation or export licenses. The Department of Commerce has not at this time imposed any administrative penalties or sanctions or commenced any civil or criminal proceeding against the Company. The Company does not believe that the outcome of this matter will have a material adverse effect on our financial condition or results of operations.  The Company has continued to cooperate in the Department of Commerce investigation and is seeking to resolve this matter informally, without the institution of any formal proceedings against the Company.  However, there can be no assurance that the Department of Commerce will not seek, upon the completion of its investigation, to impose penalties, or that it will not seek civil sanctions, such as denial of export privileges or debarment, or criminal penalties, any of which could have an adverse effect on the Company’s financial position and results of operations.

8.  Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Basic earnings per share
Net income	$4,631	$3,236	$8,847	$5,915
Preferred stock dividends	(412)	(381)	(824)	(763)
Amount allocated to preferred stockholders	(410)	(280)	(780)	(505)

Income attributable to common stockholders — basic	$3,809	$2,575	$7,243	$4,647

Weighted average common shares outstanding	22,425	22,235	22,393	22,235

Basic earnings per share	$0.17	$0.12	$0.32	$0.21

Diluted earnings per share
Net income	$4,631	$3,236	$8,847	$5,915
Preferred stock dividends	(412)	(381)	(824)	(763)
Amount allocated to preferred stockholders	(410)	(280)	(780)	(505)

Income attributable to common stockholders — diluted	$3,809	$2,575	$7,243	$4,647

Weighted average common shares outstanding	22,425	22,235	22,393	22,235
Assumed exercise of stock options	1,713	1,401	1,729	1,185

Adjusted weighted average shares — diluted	24,138	23,636	24,122	23,420

Diluted earnings per share	$0.16	$0.11	$0.30	$0.20

Net income, after deduction for cumulative dividends on preferred stock, has been allocated to the common and preferred stock based on their respective rights to share in dividends. The 1,288,628 shares of preferred stock that were convertible during the periods presented into 2,414,887 shares of common stock were not included in diluted EPS under the if-converted method because to do so would have been antidilutive.

9.  Subsequent Events

In July 2005, the Company sold 3,375,000 shares of its common stock in an initial public offering at $17.00 per share, for net proceeds of approximately $51.8 million.

Related to the Company’s initial public offering, in July 2005, the holders of the Company’s  1,288,628 shares of Series A redeemable convertible preferred stock converted all such shares into 2,414,887 shares of the Company’s common stock, such amount reflecting the 1.874-to-one stock split of the Company’s common stock, effected in June 2005, as described in Footnote 1.

In July 2005, the Company issued, pursuant to its 2005 Stock Incentive Plan, 39,928 restricted shares of common stock and non-qualified stock options to purchase an aggregate of 1,300,000 shares of common stock at $17.00 per share.  Each such option and restricted stock award will vest over a five-year period, with one-third vesting on the third anniversary of the date of grant and the balance vesting on the fifth anniversary of the date of grant.

In April 2005, the Company’s Board of Directors declared a cash dividend in an aggregate amount equal to the Company’s cash and cash equivalents at the close of business on the date preceding the date of effectiveness of the Registration Statement filed in relation to the Company’s initial public offering, less $500,000.  The dividend, in the aggregate amount of $34,190,000, was paid to those persons who were holders of record of our common stock and of our Series A preferred stock on June 24, 2005.

On August 30, 2005, the Company acquired substantially all of the assets of Q-DOT, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price, paid in cash, equal to $2,192,000, and assumed certain related liabilities.  Q-DOT performs research and development in the areas of data acquisition, signal processing, imaging and high-speed data communications.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Registration Statement on Form S-1, file no. 333-124664, filed with the SEC, which we refer to as the Registration Statement.

Description of Our Revenue, Costs and Expenses

Revenue.   Our revenue is derived primarily from the sale of standard and custom products. We develop standard products from our own specifications, which we sell through our direct sales organization, our network of sales representatives, a distributor and our website. We also develop custom products to meet the specialized requirements of individual customers, which are sold by our direct sales organization.

We sell our products to original equipment manufacturers, or OEMs, that supply advanced electronic systems to commercial and military end users, and to these OEMs’ contract manufacturers. In general, the decision to purchase our product is made by the OEM, such that when we sell to a contract manufacturer, our product has already been designed into a system being built by the contractor for its OEM customer. As a result, the contract manufacturer typically does not have discretion to replace our product with one from a different supplier.

Our sales cycle varies substantially, ranging from a period of a month or less when a customer selects a standard product from our catalog or website, to as long as two years or more for custom products. In the sales process, our sales and application engineers work closely with the OEM customer to analyze the customer’s system requirements and select an appropriate standard product or establish a technical specification for a custom product. In the case of a custom product, we also select a semiconductor process and foundry, and evaluate test wafers and finished components before manufacturing in commercial quantities can begin. Volume purchases of our products by an OEM customer or its contract manufacturer generally do not occur until the OEM customer has made the decision to begin production of the system incorporating our product. Our receipt of substantial revenue from sales of a product to a customer depends on that customer’s commercial success in manufacturing and selling its system incorporating our product. It may take several years for a newly introduced standard product to generate substantial revenue, if ever. However, the life cycles of our standard products tend to be lengthy. More than 50% of the products included in our first catalog in 1996 are being sold today.

Although most of our revenue is derived from sales of our products, we also receive a small percentage of our revenue from customer-sponsored research and development activities. These activities range from pure research, in which we investigate IC design techniques on new semiconductor technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications.

Cost of revenue.   Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, related occupancy and equipment costs, shipping costs and reserves for inventory obsolescence and for warranty obligations.

Research and development.   Research and development expense consists primarily of personnel costs of our research and development organization, costs of development wafers, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test software, and related occupancy and equipment costs. We expense all research and development costs as incurred.

Sales and marketing.   Our sales and marketing expense consists primarily of compensation and associated costs for sales and marketing personnel, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs.

General and administrative.   Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, and other administrative personnel, outside professional fees, allocated facilities costs and other corporate expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. For a description of our accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations,  see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2005 and 2004

Revenue.  In the three months ended June 30, 2005, our revenue increased $3.9 million, or 26.1%, to $18.9 million, compared with $15.0 million in the corresponding period of 2004.  This growth was primarily attributable to increased sales to customers of both our standard and our custom products, primarily to the military, broadband, cellular infrastructure and microwave and millimeterwave communications end markets, which we believe was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years.  We believe that the increased geographical scope and effectiveness of our marketing and sales efforts, due to the increase in productivity from our third-party sales representatives worldwide and sales offices in China, Germany, Korea and the United Kingdom, also contributed to our revenue growth.  Revenue from sales to customers outside the United States accounted for 51% of our revenue in the three months ended June 30, 2005, compared to 50% in the corresponding period in 2004.

Cost of revenue and gross margin.    In the three months ended June 30, 2005, our cost of revenue increased $0.9 million, or 16.0%, to $6.4 million, compared with $5.5 million in the corresponding period of 2004, as a result of our increased revenue.  In the three months ended June 30, 2005, our gross margin was 66.3%, compared with 63.4% in the corresponding period of 2004.  The increase in gross margin was attributable to a favorable product mix, an increase in low volume orders, which carry lower discounts, and reductions in our cost of materials.  Our margins also improved due to lower spending for indirect manufacturing materials, including pre-production masks and evaluation materials.

Research and development expense.    In the three months ended June 30, 2005, our research and development expense increased $0.8 million, or 40.6%, to $2.6 million, and represented 13.9% of our revenue, compared with $1.9 million, or 12.5% of our revenue, in the corresponding period of 2004.  The increase in our research and development expense in the second quarter was primarily attributable to a $0.5 million increase in personnel costs, due to the expansion of our engineering organization, and a $0.2 million increase in the cost of development materials.  We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense.   In the three months ended June 30, 2005, our sales and marketing expense increased $0.2 million, or 7.7%, to $2.2 million, and represented 11.5% of our revenue, compared with $2.0 million, or 13.4% of our revenue, in the corresponding period of 2004.  The increase in our sales and marketing expense in the second quarter was attributable to a $0.2 million increase in personnel costs and a $0.2 million increase travel and other costs, both associated with the expansion of our worldwide direct sales and marketing efforts, partially offset by a $0.2 million decrease in other marketing expenses. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense.    In the three months ended June 30, 2005, our general and administrative expense increased $0.1 million, or 15.0%, to $0.7 million, and represented 3.6% of our revenue, compared with $0.6 million, or 4.0% of our revenue, in the corresponding period of 2004.  The increase in our general and administrative expense in the second quarter was primarily due to a $0.2 million increase in personnel costs, partially offset by a net reduction of $0.1 million in other expenses.  We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with being a public company.

Interest income.    Interest income was $0.2 million in the three months ended June 30, 2005 as compared to $0.1 million in the same period of 2004.

Provision for income taxes.    Our provision for income taxes increased by $0.8 million to $2.6 million dollars in the three months ended June 30 2005 from $1.8 million in the same period of 2004.  The provision represents an effective tax rate of 36% in both periods.

Comparison of the Six Month Periods Ended June 30, 2005 and 2004

Revenue.  In the six months ended June 30, 2005, our revenue increased $8.0 million, or 27.9%, to $36.8 million, compared with $28.8 million in the corresponding period of 2004.  This growth was primarily attributable to increased sales to customers of both our standard and our custom products, primarily to the military, broadband, cellular infrastructure and microwave and millimeterwave communications end markets, which we believe was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years.  We believe that the increased geographical scope and effectiveness of our marketing and sales efforts, due to the increase in productivity from our third-party sales representatives worldwide and sales offices in China, Germany, Korea and the United Kingdom, also contributed to our revenue growth.  Revenue from sales to customers outside the United States accounted for 46% of our revenue in the first six months of 2005, compared to 50% in the corresponding period in 2004.

Cost of revenue and gross margin.    In the six months ended June 30, 2005, our cost of revenue increased $1.5 million, or 13.8%, to $12.4 million, compared with $10.9 million in the corresponding period of 2004, as a result of our increased revenue.  In the six months ended June 30, 2005, our gross margin was 66.3%, compared with 62.1% in the corresponding period of 2004.  The increase in gross margin was attributable to a favorable product mix, an increase in low volume orders, which carry lower discounts, and reductions in our cost of materials.  Our margins also improved due to lower spending for indirect manufacturing materials, including pre-production masks and evaluation materials.

Research and development expense.    In the six months ended June 30, 2005, our research and development expense increased $1.3 million, or 37.3%, to $4.9 million, and represented 13.4% of our revenue, compared with $3.6 million, or  12.5% of our revenue, in the corresponding period of 2004. The increase in our research and development expense was primarily attributable to a $1.0 million increase in personnel costs, due to the expansion of our engineering organization, and a $0.5 million increase in the cost of development materials, offset by a $0.2 million decrease in equipment and other costs.

Sales and marketing expense.   In the six months ended June 30, 2005, our sales and marketing expense increased $0.6 million, or 17.0%, to $4.4 million, and represented 12.1% of our revenue, compared with $3.8 million, or 13.2% of our revenue, in the corresponding period of 2004. The increase in our sales and marketing expense was attributable to a $0.4 million increase in personnel costs and a $0.2 million increase travel and other costs, both associated with the expansion of our worldwide direct sales and marketing efforts.

General and administrative expense.    In the six months ended June 30, 2005, our general and administrative expense increased $0.2 million, or 15.6%, to $1.5 million, and represented 4.0% of our revenue, compared with $1.3 million, or 4.5% of our revenue, in the corresponding period of 2004. The increase in our general and administrative expense was primarily due to a $0.3 million increase in personnel costs and $0.1 million increase in professional fees, partially offset by a net reduction of $0.2 million in other expenses.

Interest income.    Interest income in the six months ended June 30, 2005 was $0.3 million as compared to $0.1 million in the same period of 2004.

Provision for income taxes.    Our provision for income taxes increased by $1.7 million to $5.0 million dollars in the six months ended June 30, 2005, from $3.3 million in the same period of 2004.  The provision represents an effective tax rate of 36% comparable to the rate in 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2005 consisted of our cash and cash equivalents of $31.2 million and a revolving credit facility with Citizens Bank, which provides for revolving credit up to $4.0 million for working capital requirements and a $1.0 million credit line for equipment purchases.  As of June 30, 2005, we had no borrowings outstanding under our credit facility, and the full amount of the facility was available to us.

In the six months ended June 30, 2005, cash provided by our operations was $7.8 million, of which the principal components were our net income of $8.8 million and a $1.1 million decrease in inventory, offset in part by a $2.1 million use of cash as a result of increased accounts receivable. We invested $1.5 million in the purchase of capital equipment, received $0.6 million from the exercise of stock options, and repaid $0.2 million of our note payable.

On July 27, 2005, we completed an initial public offering of our common stock.  We issued an aggregate of 3,375,000 shares at $17.00 per share for net proceeds, after the underwriting discount and expenses, of approximately $51.8 million.

In April 2005, our board of directors declared a cash dividend in an aggregate amount equal to our cash and cash equivalents at the close of business on the date preceding the date of effectiveness of the Registration Statement filed in relation to our initial public offering, less $0.5 million.  The dividend, in the aggregate amount of $34,190,000, was paid to those persons who were holders of record of our common stock and of our Series A preferred stock on June 24, 2005.

On August 30, 2005, we acquired substantially all of the assets of Q-DOT, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price, paid in cash, equal to $2.2 million, and assumed certain related liabilities.

Following our initial public offering and dividend payment, we believe that our cash and cash equivalents, amounts available under our revolving credit facility and cash generated from our operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This accounting standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The accounting standard requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R is effective for us on January 1, 2006. We are currently evaluating the impact the adoption of SFAS 123R and SAB 107 will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This accounting standard requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges.  The Company adopted SFAS 151 effective July 1, 2005, the results of which were not material to the Company’s financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” (FSP FAS 109-1), which clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). We are continuing to evaluate the effect of the AJCA and its impact on future tax provisions.

Factors That May Affect Future Results

The preceding discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. These statements are only predictions, and our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed below.

Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, for example those who serve the military and space industries, place long-term orders with us, or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our turns business. As a result, accurately forecasting our turns business and, to a lesser extent, our total revenue in any quarter is difficult. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

•                  the rescheduling, increase, reduction or cancellation of significant customer orders;

•                  the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

•                  the rate at which our present and future customers and end users adopt our technologies in our target end markets;

•                  the timing and success of the introduction of new products and technologies by us and our competitors, and the acceptance of our new products by our customers;

•                  our gain or loss of a key customer;

•                  the availability, cost, and quality of materials and components that we purchase from third-party vendors and any problems or delays in the fabrication, assembly, testing or delivery of our products;

•                  changes in our product mix or customer mix; and

•                  the quality of our products and any remediation costs.

Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

We may be unable to sustain our historical revenue growth rate. If revenue growth falls short of our expectations, we may not be able immediately to reduce our operating expenses proportionately, which could reduce our profitability.

Our revenue has grown rapidly in recent years. Our revenue grew from $31.3 million in 2002 to $61.7 million in 2004, representing a compound annual growth rate of 40%. From 2003 to 2004, our revenue increased by 47%. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve, and as a result, over the five-year period ended December 31, 2004, our revenue grew at a compound annual growth rate of approximately 31%.

Over our 20-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004. Over the long term, from our first full year of operations in 1986 through 2004, our annual revenue has grown at a compound annual rate of 36%. Our revenue in the six-month period ended June 30, 2005 increased by 28% over the corresponding period in 2004. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable, as, and if, our revenue continues to increase to higher levels. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced recently, and we have not assumed, in establishing planned levels of operating expenses, that they will do so. Although we base our planned operating expenses in large part on our expectations of future revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our revenue falls short of our expectations. Thus, if the rate in growth of our revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could harm our results of operations for that quarter.

If we fail to develop new products that achieve market acceptance in a cost-effective and timely manner, our operating results could be adversely affected.

The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner and have our products designed into the products of leading original equipment manufacturers, or OEMs. The development of new high performance semiconductor ICs, modules and subsystems is highly complex, and from time to time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. Our ability to successfully develop, manufacture, introduce and deliver new high performance semiconductor ICs, modules and subsystems will depend on various factors, including our ability to:

•                  complete and introduce new product designs;

•                  achieve design wins with our customers;

•                  accurately understand market requirements;

•                  attract and retain skilled engineering personnel;

•                  obtain adequate supplies of materials and components that meet our quality requirements; and

•                  achieve adequate manufacturing yields.

Furthermore, a newly introduced standard product generally has little immediate impact on our revenue. A new standard product may not generate meaningful revenue for two or more years, if ever. In the meantime, we will have incurred expenses to design and produce the product, and we may not recover these expenses if demand for the product fails to reach forecasted levels.

We design and manufacture products in our standard product line based upon our internal assessment and forecasts of market requirements, and our results of operations will be adversely affected if we fail to assess market requirements accurately.

A majority of our revenue is typically derived from sales of our standard products. We order components and materials, such as semiconductor wafers, used in the manufacture of our standard products 12-14 weeks in advance, while our customers typically place orders for those products one to eight weeks in advance, exposing us to inventory and manufacturing costs in advance of anticipated revenue. If we or our customers fail to predict market demand accurately for new and existing standard products, we may experience a delay or reduction of anticipated revenue without having sufficient time to adjust our inventory and operating expenses. As the number of products we offer increases, we may be exposed to increased inventory risk.

Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand. We may be required to make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers’ requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers’ requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt or interrupt our customers’ production schedules. Any of these occurrences could negatively impact our operating results and our business.

We design custom products to meet specific requirements of our customers. The amount and timing of revenue from such products can cause fluctuations in our quarterly operating results.

The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products in commercial quantities, is lengthy and can range from three months to as long as two years or more. In this process, our sales and application engineers work closely with the OEM customer to analyze the customer’s system requirements and establish a technical specification for the custom product. We then select a semiconductor process and foundry, evaluate test wafers and components, and establish assembly and test procedures before manufacturing in commercial quantities can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer’s procurement processes. OEMs typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipment of their own systems, and volume purchases of our products by an OEM customer or its contract manufacturer generally do not occur until the OEM customer has successfully introduced the system incorporating our product. Our receipt of substantial revenue from sales of a custom product depends on that customer’s commercial success in manufacturing and selling its system incorporating our product. As a result, a significant period may elapse between our investment of time and resources in a custom product and our receipt of substantial revenue from sales of that product.

The length of this process increases the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, financial condition and results of operations could be adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release equipment that contains our products, or are themselves not successful in the sale and marketing of their products that incorporate our custom products.

Finally, if we fail to achieve initial design wins in the customer’s qualification process, we may lose the opportunity for significant sales to that customer for a lengthy period of time because the customer may be unlikely to change its source for those products in the future due to the significant costs associated with qualifying a new supplier and potentially redesigning its product.

We rely on a small number of customers for a significant percentage of our revenue, and the loss of, or a reduction in, orders from these customers could result in a decline in revenue.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue. In 2004, sales to Boeing and Motorola each accounted for more than 10% of our revenue, and sales to our top 10 customers accounted for 49.2% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

We depend on sole source suppliers, including our foundries, for some of the key components and materials in our products, which makes us susceptible to shortages, price fluctuations and quality risks that could adversely affect our operating results.

We purchase a number of key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, -M/A-COM in Virginia, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors, or UMS, in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, as it did in 2000, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them as their contracts with us expire.

If our sole source suppliers were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us, our cost of revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers could also prevent us from fulfilling our customers’ demands for our products on a timely basis, and thus adversely affect our revenue. The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. In the event one of our sole source suppliers is unable to deliver us products or is unwilling to sell us materials or components, our operations may be adversely affected. We might also experience difficulty identifying alternative sources of supply for the materials or components used in our products or products we obtain through outsourcing. We could experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. Any of these occurrences could negatively impact our operating results and harm our business.

Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies in order to adapt to emerging customer requirements and competitive market conditions. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.

Our business depends on international customers, suppliers and operations, and as a result we are subject to regulatory, operational, financial and political risks which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers outside the United States was 28% in 2002, 51% in 2003, 50% in 2004 and 46% in the first six months of 2005.  We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also established a design center in Istanbul, Turkey. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

•                  difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•                  compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;

•                  legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•                  seasonal reductions in business activities;

•                  our ability to receive timely payment and collect our accounts receivable;

•                  political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses (such as the SARS outbreak) in the countries in which we and our customers, suppliers, manufacturers and subcontractors are located;

•                  legal uncertainties regarding protection for intellectual property rights in some countries; and

•                  fluctuations in freight rates and transportation disruptions.

Political and economic instability and changes in governmental regulations could adversely affect both our ability to effectively operate our foreign sales offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

Additionally, most of our foreign sales, as well as our purchases of material from international suppliers, are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. Conversely, a reduction in the value of the U.S. dollar relative to foreign currencies could increase our supply costs. At the present time, we do not have a foreign currency hedging policy in place.

The segment of the semiconductor industry in which we participate is intensely competitive, and our inability to compete effectively would harm our business.

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Agilent, Analog Devices and M/A-COM, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, Narda Microwave, NEC, Peregrine Semiconductor, Skyworks and WJ Communications. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as M/A-COM and UMS and, to a lesser extent, TriQuint Semiconductor. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

We rely on the significant experience and specialized expertise of our senior management and engineering staff and must retain and attract qualified engineers and other highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. Highly skilled analog and mixed-signal IC engineers, in particular, are in short supply. We expect to continue to hire additional engineering personnel in the second half of 2005 as we expand our IC design and system-level engineering capabilities. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly.

Our business could be adversely affected if we experience product returns, product liability and defects claims.

We introduce a significant number of new products every year, and we may not be able to anticipate all of the possible performance or reliability problems that could arise with these products. If such problems occur or become significant, we could experience a reduction in our revenue and increased costs related to inventory write-offs, warranty claims and other expenses which could have an adverse effect on our financial condition.

The materials used to manufacture our products are complex, and it is possible that our vendors could supply us defective materials or ship us materials that have different properties than we expected to receive. While we perform extensive testing and inspections during the manufacturing process, some defects may escape detection in our manufacturing process and subsequently pass through to our customers. For example, in 2003 one of our third-party foundries, with which we continue to do business, delivered to us semiconductor wafers that contained a defect resulting from a flawed manufacturing process. The defect was not initially detected in our manufacturing process, and as a result, some of the products that we produced and shipped using these wafers fell below acceptable reliability and performance levels. As a result, some customers cancelled their orders or returned the products to us for exchange or refund. We experienced added screening costs and shipment delays until the process defect was corrected. We estimate that the net costs incurred by us as a result of this defect were approximately $250,000. The occurrence of other defects could result in product returns from, and reduced product shipments to, our customers. Such defects also could result in the loss of or delay in market acceptance of our products or harm our reputation.

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in these agreements may not be effective as a result of federal, state or local laws, or ordinances or unfavorable judicial decisions in the United States or other countries. The insurance we maintain to protect against claims associated with the use of our products may not adequately cover all claims asserted against us. In addition, even if ultimately unsuccessful, such claims could result in costly litigation, divert our management’s time and resources, and damage our customer relationships.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

We are experiencing a period of significant growth and expansion, both domestically and internationally, which will continue to require increased efforts of our management and other resources. To accommodate this growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

We could be subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not in the past been subject to claims that any of our products infringe any patents or other proprietary rights of third parties, we could be subject to such claims in the future. There can be no assurance that claims that may arise in the future can be amicably disposed of, and it is possible that litigation could ensue. In addition, we may increasingly be subject to infringement claims as the number of our products increases. Since patent applications often are not disclosed until a patent issues, it is not possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Also, in connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify the customer against third-party claims for such infringement. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend, damage our reputation, result in substantial and unanticipated costs associated with litigation and require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

We use specialized technologies and know-how to design, develop and manufacture our products. Our inability to protect our intellectual property could hurt our competitive position, harm our reputation and adversely affect our results of operations.

We seek to protect our proprietary technology under United States and foreign laws affording protection for trade secrets, and seek United States and foreign patent, copyright and trademark protection of our products and developments where appropriate. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. While we own a small number of patents, we have not historically emphasized patents as a source of significant competitive advantage. We believe that while the protection afforded by trade secret, patent, copyright and trademark laws may provide some advantages, the competitive position of participants in our industry is largely determined by such factors as the technical and creative skills of their personnel, the frequency of their new product developments and their ability to anticipate and rapidly respond to evolving market requirements. To the extent that a competitor effectively uses its intellectual property portfolio, including patents, to prevent us from selling products that allegedly infringe such competitor’s products, our operating results would be adversely affected.

We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our consultants, semiconductor foundries and other suppliers to protect our confidential information delivered to them. There can be no assurance that our confidentiality agreements with employees, consultants and other parties will not be breached, that we will have adequate remedies for any breach or that our trade secrets and other proprietary information will not otherwise become known. There also can be no assurance that others will not independently develop technologies that are similar or superior to our technology or reverse engineer our products. Additionally, the laws of countries in which we operate may afford little or no protection to our intellectual property rights. If we are unable to prevent misappropriation of our technology or to deter independent development of similar technologies, our competitive position and reputation could suffer.

We recognize a portion of our revenue from sales made by third parties, including our independent sales representatives and our distributor, and the failure to manage successfully our relationships with these third parties could cause our revenue to decline and harm our business.

We rely in part upon third parties, including our independent sales representatives and our distributor, Future Electronics, to promote our products, generate demand and sales leads, and obtain orders for our products. In addition, these parties provide technical sales support to our customers. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major sales representative or our distributor could have a negative effect on our sales, financial results and ability to support our customers. These parties are engaged under short-term contracts, which typically may be terminated by either party on 30 to 60 days notice. It generally takes approximately three to six months for a third party such as a sales representative to become educated about our products and capable of providing quality sales and technical support to our customers. If we were to terminate our relationship with our distributor or one of our larger sales representatives, or if one of them decided to discontinue its relationship with us, sales to current and prospective customers could be disrupted or delayed, and we could experience a diversion of substantial time and resources as we seek to identify, contract with and train a replacement.

We have recently completed an acquisition, and may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, which could disrupt our business and may harm our financial condition.

On August 30, 2005, we acquired substantially all of the assets of Q-DOT, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price, paid in cash, equal to $2.2 million, and assumed certain related liabilities.  In the future, we may make additional acquisitions of and investments in new businesses, products and technologies, or we may acquire operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Our financial results are exposed to the cyclicality of the semiconductor industry, and as a result, we may experience reduced revenue or operating income during any future semiconductor industry downturn.

The semiconductor industry is highly cyclical and has historically experienced significant fluctuations in demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We experienced slower growth during periods of weak demand in the past, and our business may be adversely impacted by any downturns in the future. For example, our revenue growth rate was largely flat in 2001 and 2002 as a result of downturns in the telecommunications industry and other key segments of the electronics systems industry. Future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

If our principal end markets fail to grow or experience declines, our revenue may suffer.

Although our products are used in a variety of end markets, our future growth depends to a significant extent on the success of our principal end markets, which include automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space, and test and measurement systems. The rate at which these markets will grow is difficult to predict. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes, and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, and our revenue could decline.

If we fail to comply with export control regulations we could be subject to substantial fines, or other sanctions.

Certain products of ours are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts.

In September 2001, the United States Department of Commerce commenced an investigation to determine whether shipments by us of certain of our products complied with applicable Export Administration Regulations. We have been informed by the Department of Commerce that it believes that six shipments we made to customers in China, Latvia and Russia during 2000 and 2001 lacked appropriate export licenses. The Department of Commerce has not at this time imposed any administrative penalties or sanctions or commenced any civil or criminal proceeding against us. We have continued to cooperate in the Department of Commerce investigation and are seeking to resolve this matter informally, without the institution of any formal proceedings against us.  We have established a reserve for any contingent liability associated with this investigation. There can be no assurance, however, that the Department of Commerce will not seek, upon the completion of its investigation, to impose penalties that exceed the amount we have reserved, or that it will not seek additional civil sanctions, such as denial of export privileges or debarment, or criminal penalties, any of which could have an adverse effect on our financial position and results of operations.

If we fail to comply with government contracting regulations, we could suffer a loss of revenue or incur price adjustments or other penalties.

Some of our revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. We must comply with these regulations in order to bid successfully for government contracts. Additionally, the United States government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate, and current cost or pricing data in connection with the negotiation of the price of the contract.

In connection with our United States government business, we are also subject to government review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time, or could be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. Any such suspension or debarment or other sanction could have an adverse effect on our business.

Our United States government contracts and subcontracts typically can be terminated by the government for its convenience. If a United States government contract is terminated for the convenience of the government, we may not be entitled to recover more than our costs incurred or committed, settlement expenses and profit on work completed prior to termination.

Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.

If we fail to comply with environmental regulations we could be subject to substantial fines or be required to suspend production, alter manufacturing processes or cease operations.

We are subject to a variety of international, federal, state and local governmental regulations relating to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operation. In response to environmental concerns, some customers and government agencies have begun to impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Parliament adopted its Restrictions on Use of Hazardous Substances Directive, or RoHS Directive. Effective July 1, 2006, the RoHS Directive will prohibit, with specified exceptions, the sale in the European Union, or EU, market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have an active program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances. We are working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. However, for some of our products, substitutions of lead-free components or processes may be difficult or costly, or redesign efforts could result in production delays. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Because the EU member states have not fully implemented the WEEE Directive, the nature of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation.

Dr. Ayasli, our Chairman and principal stockholder,  controls more than 50% of our voting power, and will be able to control the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, the Chairman of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of 16,516,000 shares of our common stock. As a result, Dr. Ayasli controls the outcome of matters requiring stockholder approval and will have the power to:

•                  elect all of our directors;

•                  amend our certificate of incorporation or by-laws; and

•                  agree to or prevent mergers, consolidations or the sale of all or substantially all our assets.

Dr. Ayasli’s significant ownership interest could adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

We paid a cash dividend immediately prior to the closing of our recent initial public offering, and if we are left with insufficient capital or our ability to raise additional capital in the future is impaired, our financial condition and our future growth prospects could be harmed.

On July 27, 2005 we paid a cash dividend in the aggregate amount of approximately $34.2 million. As a result, it is possible that we may need or find it desirable to raise additional capital to fund our activities. We might seek to raise these funds by selling more stock to the public or to selected investors, or by borrowing money. However, we may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and Nasdaq. In addition, our management team will also have to adapt to the requirements of being a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning as early as the time of filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

We have recently begun the system and process documentation and evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.

The stock market in general, and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business.

Management may apply the net proceeds from our recent initial public offering to uses that do not increase our market value or improve our operating results.

We used $2.2 million of the net proceeds from our recent initial public offering to fund our acquisition of Q-DOT, Inc.  We intend to use the balance of the net proceeds for general corporate purposes and working capital. We have not reserved or allocated our net proceeds for any specific purpose, and we cannot state with certainty how our management will use our net proceeds. Accordingly, our management will have considerable discretion in applying our net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether we are using our net proceeds appropriately. We may use our net proceeds for purposes that do not result in any increase in our results of operations or market value. Until the net proceeds we receive are used, they may be placed in investments that do not produce income or that lose value.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company that stockholders may consider beneficial and may adversely affect the price of our stock.

Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorizing the issuance of “blank check” preferred stock and establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote.

Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporate Law may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock and could reduce the value of our company.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, and any debt we may have outstanding and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk.  The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term paper in a variety of investments, consisting primarily of bank deposits, money market funds and short-term government funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facility. The interest rate on our existing bank debt is currently fixed and therefore exposes us to limited market risk. Our bank credit facility is comprised of a $4.0 million revolving credit arrangement for working capital and a $1.0 million equipment credit line and has an interest rate that is primarily variable. At June 30, 2005, there were no borrowings on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

Foreign currency risk.  To date, our international customer agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia are the local currency, and as such, any fluctuation in the exchange rates of these net assets, denominated in local currency, would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 4.        Controls and Procedures

(a)               Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that we record, process, summarize and report the information we must disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

(b)              Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

In September 2001, the United States Department of Commerce commenced an investigation to determine whether shipments by us of certain of our products complied with applicable Export Administration Regulations. We have been informed by the Department of Commerce that it believes that six shipments we made to customers in China, Latvia and Russia during 2000 and 2001 lacked appropriate export licenses. The Department of Commerce has not at this time imposed any administrative penalties or sanctions or commenced any civil or criminal proceeding against us. We have continued to cooperate in the Department of Commerce investigation and are seeking to resolve this matter informally, without the institution of any formal proceedings against us.  We have established a reserve for any contingent liability associated with this investigation. There can be no assurance, however, that the Department of Commerce will not seek, upon the completion of its investigation, to impose penalties that exceed the amount we have reserved, or that it will not seek additional civil sanctions, such as denial of export privileges or debarment, or criminal penalties, any of which could have an adverse effect on our financial position and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, we issued 382,296 shares of common stock pursuant to exercises of stock options. These securities were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving a public offering, or the exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing transactions.

Our initial public offering of common stock was completed through our Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on July 21, 2005. In the offering, we sold 3,375,000 shares of common stock at an initial public offering price of $17.00 per share, for an aggregate offering price of $57.4 million.  Our net proceeds from the offering are expected to be approximately were $51.8 million, after deducting the underwriting discount and estimated offering costs. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We used $2.2 million of the net proceeds from our recent initial public offering to fund our acquisition of Q-DOT, Inc.  We intend to use the balance of the net proceeds for general corporate purposes, including working capital, the expansion of our sales and marketing organizations, acceleration of our research and development efforts, expansion of our manufacturing capabilities and purchases of capital equipment. We may also use a portion of the proceeds in acquisitions of businesses, products and technologies that are complementary to our business.  Pending application of our net proceeds to these purposes, we will invest the funds in United States government securities, other short-term, investment grade, interest bearing instruments and high-grade corporate notes.  No offering proceeds have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2005, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with:

•                  The amendment of our certificate of incorporation to increase the number of shares of common stock authorized for issuance from 20,000,000 to 200,000,000;

•                  The further amendment of Section A(6)(b) of Article FOURTH of our certificate of incorporation to modify the definition of Qualified Public Offering;

•                  The adoption, effective as of the closing of our initial public offering, of our Second Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws; and

•                  The approval of our 2005 Stock Incentive Plan.

Each of these actions was approved by the written consent of the holders of all of our Series A Convertible Preferred Stock and the holders of approximately 67% of our outstanding common stock.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the “Report on Form 8-K”).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K).

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2005	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer