Form 10-Q
period 2005-09-30
HITTITE MICROWAVE CORP
filed 2005-11-14
CIK 1130866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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
Yes  ☒  No   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 4, 2005, Hittite Microwave Corporation had 28,598,165 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$52,860	$24,548
Accounts receivable, net of allowance for doubtful accounts of $396 in both periods	13,077	10,119
Inventory, net	4,592	5,437
Deferred costs	348	276
Prepaid expenses and other current assets	646	291
Deferred taxes	1,188	1,188

Total current assets	72,711	41,859

Property and equipment, net	13,122	13,225
Other assets	565	147

Total assets	$86,398	$55,231

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,543	$2,244
Accrued commissions	618	699
Accrued other expenses	2,631	1,990
Customer advances	1,893	1,209
Deferred revenue	1,230	1,730
Income taxes payable	120	630
Current portion of long-term debt	366	366

Total current liabilities	8,401	8,868

Long-term debt	305	579
Deferred taxes	1,470	1,470

Total liabilities	10,176	10,917

Commitments and contingencies (Note 8)

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $.01 par value: 5,000 shares authorized; 1,289 shares issued and outstanding at December 31, 2004, stated at liquidation value	—	20,591

Stockholders’ equity:
Common stock, $.01 par value: 200,000 and 37,480 shares authorized; 28,608 and 22,235 shares issued	286	223
Retained earnings	2,251	23,420
Additional paid-in capital	74,201	23
Treasury stock at cost, 9 shares	(95)	—
Deferred compensation	(416)	—
Accumulated other comprehensive income (loss)	(5)	57

Total stockholders’ equity	76,222	23,723

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$86,398	$55,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenue	$21,186	$15,986	$57,949	$44,726
Cost of revenue	6,466	5,694	18,852	16,575

Gross profit	14,720	10,292	39,097	28,151

Operating expenses:
Research and development	2,727	1,807	7,649	5,392
Sales and marketing	1,855	1,825	6,302	5,625
General and administrative	695	959	2,181	2,245
In-process research and development	1,778	—	1,778	—

Total operating expenses	7,055	4,591	17,910	13,262

Income from operations	7,665	5,701	21,187	14,889
Interest income	344	54	671	150
Interest expense	(12)	(21)	(35)	(63)

Income before income taxes	7,997	5,734	21,823	14,976
Provision for income taxes	2,879	2,063	7,858	5,390

Net income	5,118	3,671	13,965	9,586
Accretion on redeemable convertible preferred stock	120	381	944	1,144

Net income attributable to common stockholders	$4,998	$3,290	$13,021	$8,442

Earnings per share attributable to common stockholders:
Basic	$0.18	$0.13	$0.51	$0.34
Diluted	$0.17	$0.12	$0.47	$0.32

Weighted average shares outstanding:
Basic	26,908	22,246	23,914	22,239
Diluted	28,506	23,894	25,599	23,578

Cash dividends declared per share	$—	$—	$1.36	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$13,965	$9,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,521	1,797
Amortization	39	47
Provision for inventory obsolescence	—	(2)
Stock-based compensation	17	—
In-process research and development	1,778	—
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(2,918)	(2,944)
Inventory	845	(2,180)
Deferred costs	(72)	52
Prepaid expenses and other assets	(272)	(100)
Deferred revenue and customer advances	132	215
Accounts payable	(712)	511
Accrued expenses	444	854
Income taxes payable	(508)	(212)

Net cash provided by operating activities	15,259	7,624

Cash flows from investing activities:
Purchases of property and equipment	(2,171)	(7,370)
Acquisition of Q-Dot	(2,469)	—
Proceeds from notes receivable	—	(43)

Net cash used in investing activities	(4,640)	(7,413)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of expenses	51,630	—
Dividends paid	(34,190)	—
Purchase of company common stock	(95)	—
Repayment of note payable	(274)	(274)
Repayment of capital leases	—	(421)
Proceeds from exercise of stock options	644	6

Net cash provided by (used in) financing activities	17,715	(689)

Effect of exchange rate changes on cash and cash equivalents	(22)	1

Net increase (decrease) in cash and cash equivalents	28,312	(477)
Cash and cash equivalents, beginning of period	24,548	20,221

Cash and cash equivalents, end of period	$52,860	$19,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2005, and results of operations and cash flows for the three- and nine-month periods ended September 30, 2005 and September 30, 2004.  Interim results are not necessarily indicative of results for a full year.  The consolidated balance sheet presented as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

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

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, and subsystems.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This accounting standard requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges.  The Company adopted SFAS 151 effective July 1, 2005. The results of its adoption were not material to the Company’s financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income inclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S.-based Manufacturers by the American Jobs Creation Act of 2004,” which clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Company is currently evaluating the impact the AJCA will have on its financial position and results of operations.

3.  Acquisition

On August 30, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate cash purchase price of $2,469,000, including acquisition costs and $138,000 for the repayment of certain lease obligations.  Q-Dot is an analog and mixed-signal research and development company with high speed data acquisition, integrated circuit and system design expertise.  The acquisition provides the Company with an integrated circuit portfolio and design capability in direct digital synthesis (DDS), analog-to-digital converters (ADC) and digital-to-analog converters (DAC), which will be integrated into the Company’s long-term product strategy.

This acquisition was accounted for using the purchase method of accounting.  Accordingly, Q-Dot’s operating results have been included from the date of acquisition.  The allocation of the purchase price was based on the estimated fair value of the acquired net assets and in-process research and development.  The purchase price exceeded the estimated fair value of the acquired net assets and in-process research and development, resulting in $289,000 of goodwill, which is included in other assets in the accompanying balance sheet.

The Company’s results of operations for the third quarter of 2005 include a $1,778,000 charge for acquired in-process research and development, representing the estimated fair value of Q-Dot’s in-process research and development projects in the areas of DDS, ADC and DAC.  These projects were valued using the income approach, based on estimated after-tax cash flows discounted at rates of 25-40%, based on the stage of completion and remaining risks, and an estimated $2.6 million of costs to complete these projects through 2008.

Pro forma results of operations are not presented because the results of Q-Dot prior to the acquisition date are not material.

4.  Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Net income	$5,118	$3,671	$13,965	$9,586
Foreign currency translation adjustments	(14)	—	(62)	2
Comprehensive income	$5,104	$3,671	$13,903	$9,588

5.  Stock-based Compensation

The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and has adopted the provisions of SFAS No. 123 through disclosure only. Stock-based awards through September 30, 2005 have consisted of grants of stock options to purchase fixed numbers of shares at exercise prices not less than the fair market value of the underlying common stock on the date of grant and grants of restricted stock that vest over a five-year period. Had compensation cost for employee stock-based awards been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income would have been decreased as indicated below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income attributable to common stockholders:
As reported	$4,998	$3,290	$13,021	$8,442
Compensation expense for employee stock options using the fair value method	(501)	(190)	(829)	(570)

Pro forma net income attributable to common stockholders using the fair value method	$4,497	$3,100	$12,192	$7,872

Basic earnings per share attributable to common shareholders – as reported	$0.18	$0.13	$0.51	$0.34
Basic earnings per share attributable to common shareholders – pro forma	$0.16	$0.13	$0.47	$0.32
Diluted earnings per share attributable to common shareholders – as reported	$0.17	$0.12	$0.47	$0.32
Diluted earnings per share attributable to common shareholders – pro forma	$0.15	$0.12	$0.44	$0.30
Weighted average shares outstanding:
Basic	26,908	22,246	23,914	22,239
Diluted	28,506	23,894	25,599	23,578

6.  Accounts Receivable

Accounts receivable consist of the following:

(in thousands)	September 30, 2005	December 31, 2004

Commercial – billed	$6,179	$6,676
U.S. government:
Billed	2,343	3,146
Unbilled	4,887	682
Retainage	64	11
Less: Allowance for doubtful accounts	(396)	(396)

	$13,077	$10,119

7.  Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2005	December 31, 2004

Finished goods	$1,297	$1,352
Work in process	1,485	1,585
Raw materials	1,810	2,500

	$4,592	$5,437

8.  Commitments and Contingencies

Indemnifications

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2004 or September 30, 2005.

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

Legal Proceedings

In September 2001, the United States Department of Commerce commenced an investigation to determine whether certain shipments of the Company’s products complied with applicable Export Administration Regulations. The Company subsequently was informed by the Department of Commerce that the Department of Commerce believes that shipments the Company made to certain customers in China, Latvia and Russia, during 2000 and 2001, having an aggregate value of approximately $10,000, lacked appropriate documentation or export licenses. The Department of Commerce has not at this time imposed any administrative penalties or sanctions or commenced any civil or criminal proceeding against the Company. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial condition or results of operations.  The Company has continued to cooperate in the Department of Commerce investigation and is seeking to resolve this matter informally, without the institution of any formal proceedings against the Company.  However, there can be no assurance that the Department of Commerce will not seek, upon the completion of its investigation, to impose penalties, or that it will not seek civil sanctions, such as denial of export privileges or debarment, or criminal penalties, any of which could have an adverse effect on the Company’s financial position and results of operations.

9.  Stockholders’ Equity

In July 2005, the Company sold 3,375,000 shares of its common stock in an initial public offering at $17.00 per share, for net proceeds, after the underwriting discount and expenses, of $51,630,000.

Related to the Company’s initial public offering, in July 2005, the Company’s 1,288,628 shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of the Company’s common stock, such amount reflecting the 1.874-to-one stock split of the Company’s common stock, effected in June 2005, as described in Footnote 1.

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

10.  Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share data)	2005	2004	2005	2004
Basic earnings per share
Net income	$5,118	$3,671	$13,965	$9,586
Accretion on redeemable convertible preferred stock	(120)	(381)	(944)	(1,144)
Amount allocated to preferred stockholders	(124)	(322)	(925)	(827)

Net income attributable to common stockholders — basic	$4,874	$2,968	$12,096	$7,615

Weighted average common shares outstanding	26,908	22,246	23,914	22,239

Basic earnings per share	$0.18	$0.13	$0.51	$0.34

Diluted earnings per share
Net income	$5,118	$3,671	$13,965	$9,586
Accretion on redeemable convertible preferred stock	(120)	(381)	(944)	(1,144)
Amount allocated to preferred stockholders	(124)	(322)	(925)	(827)

Net income attributable to common stockholders — diluted	$4,874	$2,968	$12,096	$7,615

Weighted average common shares outstanding	26,908	22,246	23,914	22,239
Assumed exercise of stock options	1,598	1,648	1,685	1,339

Adjusted weighted average shares — diluted	28,506	23,894	25,599	23,578

Diluted earnings per share	$0.17	$0.12	$0.47	$0.32

Net income, after deduction for accreted dividends on preferred stock, has been allocated to the common and preferred stock based on their respective rights to share in dividends.  As described in Footnote 9, in July 2005, the Company’s 1,288,628 shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of the Company’s common stock.  Prior to such conversion, the preferred stock was not included in the calculation of diluted EPS under the if-converted method because to do so would have been antidilutive.

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

Description of Our Revenue, Costs and Expenses

Revenue.  Our revenue is derived primarily from the sale of standard and custom products. We develop standard products from our own specifications, and sell them through our direct sales organization, our network of sales representatives, a distributor and our website. We also develop custom products to meet the specialized requirements of individual customers, and sell them through our direct sales organization.  Although most of our revenue is derived from sales of our products, we also receive a small percentage of our revenue from customer-sponsored research and development activities.

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

Sales and marketing.  Our sales and marketing expense consists primarily of compensation and associated costs for sales and marketing personnel, sales commissions paid to our independent sales representatives, advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs.

General and administrative.  Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, and other administrative personnel, outside professional fees, related occupancy and equipment costs and other corporate expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates, including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. For a description of our accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2005 and 2004

Revenue.  In the three months ended September 30, 2005, our revenue increased $5.2 million, or 32.5%, to $21.2 million, compared with $16.0 million in the corresponding period of 2004.  This growth was primarily attributable to increased sales of both our standard and our custom products, primarily to the military, broadband, and microwave and millimeterwave communications end markets, which we believe was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years.  We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth.  Revenue from sales to customers outside the United States accounted for 43% of our revenue in the three months ended September 30, 2005, compared with 51% in the corresponding period in 2004.

Cost of revenue and gross margin.  In the three months ended September 30, 2005, our cost of revenue increased $0.8 million, or 13.6%, to $6.5 million, compared with $5.7 million in the corresponding period of 2004, as a result of our increased revenue.  In the three months ended September 30, 2005, our gross margin was 69.5%, compared with 64.4% in the corresponding period of 2004.  The increase in gross margin was primarily attributable to material cost savings, including volume purchasing, and better absorption of our fixed manufacturing costs as a result of our increased production volume.  Our margins also improved due to lower spending, as a percentage of revenues, for indirect manufacturing materials.

Research and development expense.  In the three months ended September 30, 2005, our research and development expense increased $0.9 million, or 50.9%, to $2.7 million, and represented 12.9% of our revenue, compared with $1.8 million, or 11.3% of our revenue, in the corresponding period of 2004.  The increase in our research and development expense in the third quarter was primarily attributable to a $0.6 million increase in personnel costs, due to the expansion of our engineering organization, a $0.1 million increase in the cost of development materials and a $0.2 million increase in equipment and other costs.  We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense.  In the three months ended September 30, 2005, our sales and marketing expense increased $30,000, or 1.7%, to $1.9 million, and represented 8.8% of our revenue, compared with $1.8 million, or 11.4% of our revenue, in the corresponding period of 2004.  The increase in our sales and marketing expense in the third quarter was attributable to a $0.2 million increase in personnel costs, associated with the expansion of our worldwide direct sales and marketing efforts, offset by a $0.2 million decrease in other marketing expenses. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense.  In the three months ended September 30, 2005, our general and administrative expense decreased $0.3 million, or 27.5%, to $0.7 million, and represented 3.3% of our revenue, compared with $1.0 million, or 6.0% of our revenue, in the corresponding period of 2004.  The decrease in our general and administrative expense compared with the third quarter of 2004 was primarily due to a $0.2 million reserve for a contingent liability in the third quarter of 2004 which did not recur in 2005 and a decrease of $0.2 million in other costs, partially offset by an $0.1 million increase in personnel costs.  We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with compliance as a public company.

In-process research and development.  In the three months ended September 30, 2005, we incurred an in-process research and development charge of $1.8 million related to the acquisition of Q-Dot, Inc.  This charge represents the estimated fair value of Q-Dot’s in-process research and development projects in the areas of direct digital synthesis, analog-to-digital conversion and digital-to-analog conversion.  These projects were valued using the income approach, based on estimated after-tax cash flows discounted at rates of 25-40%, based on the stage of completion and remaining risks, and an estimated $2.6 million of costs to complete these projects through 2008.

Interest income.  Interest income was $0.3 million in the three months ended September 30, 2005 compared with $0.1 million in the corresponding period of 2004.

Provision for income taxes.  Our provision for income taxes increased by $0.8 million to $2.9 million dollars in the three months ended September 30, 2005 from $2.1 million in the corresponding period of 2004.  The provision represents an effective tax rate of 36% in both periods.

Comparison of the Nine Month Periods Ended September 30, 2005 and 2004

Revenue.  In the nine months ended September 30, 2005, our revenue increased $13.2 million, or 29.6%, to $57.9 million, compared with $44.7 million in the corresponding period of 2004.  This growth was primarily attributable to increased sales of both our standard and our custom products, primarily to the military, microwave and millimeterwave communications and cellular infrastructure end markets, which we believe was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years.  We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth.  Revenue from sales to customers outside the United States accounted for 45% of our revenue in the first nine months of 2005, compared with 50% in the corresponding period in 2004.

Cost of revenue and gross margin.  In the nine months ended September 30, 2005, our cost of revenue increased $2.3 million, or 13.7%, to $18.9 million, compared with $16.6 million in the corresponding period of 2004, as a result of our increased revenue.  For the nine months ended September 30, 2005, our gross margin was 67.5%, compared with 62.9% in the corresponding period of 2004.  The increase in gross margin was primarily attributable to material cost savings, including volume purchasing, and better absorption of our fixed manufacturing costs as a result of our increased production volume.  In addition, our gross margin increased due to a more favorable product mix, as products carrying higher margins accounted for a greater percentage of our revenue in the first nine months of 2005 compared to the corresponding period in 2004.  Our margins also improved due to lower spending, as a percentage of revenues, for indirect manufacturing materials.

Research and development expense.  In the nine months ended September 30, 2005, our research and development expense increased $2.3 million, or 41.8%, to $7.6 million, and represented 13.2% of our revenue, compared with $5.4 million, or 12.1% of our revenue, in the corresponding period of 2004. The increase in our research and development expense was primarily attributable to a $1.6 million increase in personnel costs, due to the expansion of our engineering organization, a $0.6 million increase in the cost of development materials, and a $0.1 million increase in other costs.

Sales and marketing expense.  In the nine months ended September 30, 2005, our sales and marketing expense increased $0.7 million, or 12.1%, to $6.3 million, and represented 10.9% of our revenue, compared with $5.6 million, or 12.6% of our revenue, in the corresponding period of 2004. The increase in our sales and marketing expense was attributable to a $0.6 million increase in personnel costs and a $0.1 million increase in travel and other costs, both associated with the expansion of our worldwide direct sales and marketing efforts.

General and administrative expense.  In the nine months ended September 30, 2005, our general and administrative expense was $2.2 million, and represented 3.8% of our revenue, compared with $2.2 million, or 5.0% of our revenue, in the corresponding period of 2004. In the 2005 period, personnel costs increased $0.5 million, offset by a decrease in other expenses.  In addition, we accrued $0.2 million for a contingent liability in the third quarter of 2004 which did not recur in 2005.

In-process research and development.  In the nine months ended September 30, 2005, we incurred an in-process research and development charge of $1.8 million related to the acquisition of Q-Dot, Inc. in August 2005.

Interest income.  Interest income in the nine months ended September 30, 2005 was $0.7 million as compared to $0.2 million in the corresponding period of 2004.

Provision for income taxes.  Our provision for income taxes increased by $2.5 million to $7.9 million dollars in the nine months ended September 30, 2005, from $5.4 million in the corresponding period of 2004.  The provision represents an effective tax rate of 36% in both periods.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2005 consisted of our cash and cash equivalents of $52.9 million and a $5.0 million credit facility, from which we had no borrowings outstanding as of September 30, 2005.

In the nine months ended September 30, 2005, cash provided by our operations was $15.3 million, of which the principal components were our net income of $14.0 million and noncash charges of $4.4 million, offset in part by a $2.9 million use of cash as a result of increased accounts receivable, as a result of our increase in revenues. We invested $2.2 million in the purchase of capital equipment, primarily for production and engineering equipment, as well as facility improvements.  We received $0.6 million from the exercise of stock options, and repaid $0.3 million of our note payable.

In July 2005, we completed an initial public offering of our common stock.  We issued an aggregate of 3,375,000 shares at $17.00 per share for net proceeds, after the underwriting discount and expenses, of $51.6 million.

In April 2005, our board of directors declared a cash dividend in an aggregate amount equal to our cash and cash equivalents at the close of business on the date preceding the date of effectiveness of the Registration Statement filed in relation to our initial public offering, less $0.5 million.  The dividend, in the aggregate amount of $34.2 million, was paid in the third quarter to those persons who were holders of record of our common stock and of our Series A preferred stock on June 24, 2005.

On August 30, 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million, including $0.1 million to repay certain acquired lease obligations.  Q-Dot is an analog and mixed-signal research and development company with high speed data acquisition, integrated circuit and system design expertise.  The acquisition provides us with an integrated circuit portfolio and design capability in direct digital synthesis, analog-to-digital converters and digital-to-analog converters, which will be integrated into our long-term product strategy.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This accounting standard requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges.  We adopted SFAS 151 effective July 1, 2005. The results of its adoption were not material to our financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” which clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” We are currently evaluating the effect of the AJCA and its impact on our future tax provisions.

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

Over our 20-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004. Over the long term, from our first full year of operations in 1986 through 2004, our annual revenue has grown at a compound annual rate of 36%. Our revenue in the nine-month period ended September 30, 2005 increased by 30% over the corresponding period in 2004. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable, as, and if, our revenue continues to increase to higher levels. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced recently, and we have not assumed, in establishing planned levels of operating expenses, that they will do so. Although we base our planned operating expenses in large part on our expectations of future revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our revenue falls short of our expectations. Thus, if the rate in growth of our revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could harm our results of operations for that quarter.

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

We purchase a number of key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, M/A-COM in Virginia, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors, or UMS, in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, as it did in 2000, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them as their contracts with us expire.

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

The percentage of our revenue attributable to sales to customers outside the United States was 28% in 2002, 51% in 2003, 50% in 2004 and 45% in the first nine months of 2005.  We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also established a design center in Istanbul, Turkey. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. Highly skilled analog and mixed-signal IC engineers, in particular, are in short supply. We expect to continue to hire additional engineering personnel as we expand our IC design and system-level engineering capabilities. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected.

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

We may fail to achieve the anticipated benefits of our recent acquisition of Q-Dot, Inc., which could harm our business and operating results.

On August 30, 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million.  The acquisition will not achieve its anticipated benefits unless we are successful in combining the operations of Q-Dot with our own and integrating their technologies with ours in a timely manner. We may not be able to retain all key employees of Q-Dot or integrate the entire workforce into our business.  Furthermore, we may not be successful in retaining all key customers of Q-Dot.  Q-Dot’s customers are government entities, whose prior written consent is required before their contracts can be transferred to us, and this novation process is not complete.  We may incur greater than anticipated costs, and the acquisition may divert management’s attention from our existing business.  Any of these factors could adversely affect the financial return on our investment in Q-Dot and harm our business and results of operations.

We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, which could disrupt our business and may harm our financial condition.

We may make acquisitions of and investments in new businesses, products and technologies, or we may acquire operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business.  In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Dr. Ayasli, our founder and principal stockholder, controls more than 50% of our voting power, and is able to control the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of 16,516,000 shares of our common stock. As a result, Dr. Ayasli controls the outcome of matters requiring stockholder approval and has the power to:

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

We have begun the system and process documentation and evaluation needed to comply with Section 404.  If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facility. The interest rate on our existing bank debt is currently fixed and therefore exposes us to limited market risk. Our bank credit facility is comprised of a $4.0 million revolving credit arrangement for working capital and a $1.0 million equipment credit line and has an interest rate that is primarily variable. At September 30, 2005, there were no borrowings on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

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

(b)     Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No changes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the “Report on Form 8-K”).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K).

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).

10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation

10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer