Form 10-K
period 2005-12-31
HITTITE MICROWAVE CORP
filed 2006-03-27
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51448

HITTITE MICROWAVE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2854672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 ALPHA ROAD
CHELMSFORD, MA 01824

(Address of principal executive offices)

Telephone Number:  (978) 250-3343

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2005 was $233,803,112. There was no public trading market for the registrant’s common stock at June 30, 2005.

As of March 22, 2006 there were 29,703,881 common shares outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2006.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.                        Business

Our Company

We design and develop high performance integrated circuits, or ICs, modules and subsystems for technically demanding radio frequency, or RF, microwave and millimeterwave applications. As a result of our 21 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, such as our semiconductor modeling expertise and library of proprietary circuit designs.

Industry Background

Growth in advanced electronic systems using RF, microwave and millimeterwave technology

Global demand for mobile communication services and for real-time access to diverse types of data continues to increase. This demand, coupled with the increasing capabilities and decreasing cost of computing devices, has led to rapid adoption of a wide variety of advanced electronic systems that rely on electromagnetic waves for high speed data transmission, reception or acquisition. These systems utilize a variety of data transmission technologies over a wide range of electromagnetic frequency bands, including RF, microwave and millimeterwave frequencies. These advanced electronic systems are integral to today’s wireless networks, such as cellular telephone, fixed wireless and satellite communication systems, as well as wired networks, such as cable TV, broadband access and optical data networks. In addition, an increasing number of automotive, industrial, military, homeland security, scientific and medical applications use RF, microwave and millimeterwave technology to perform detection, measurement and imaging functions. The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has accelerated demand for analog, digital and mixed-signal ICs, modules and subsystems that are optimized to provide high performance signal processing across the electromagnetic frequency spectrum.

The electromagnetic frequency spectrum

The terms RF, microwave and millimeterwave refer generally to electromagnetic waves that are propagated when an alternating current is applied to an antenna or conductor. The properties and uses of electromagnetic energy depend on its frequency. Each type of system typically uses a different frequency range, or band, of the frequency spectrum. For example:

•       Broadband access devices, cellular telephone systems, cable TV systems, global positioning system, or GPS, equipment and magnetic resonance imaging machines typically operate in what we refer to as RF frequency band, between one megahertz and six gigahertz, or GHz.

•       Direct broadcast satellite receivers, military electronic countermeasure systems and point-to-point radio systems used in cellular backhaul applications commonly use frequencies in what we refer to as the microwave frequency band, between six GHz and 20 GHz.

•       Automotive collision avoidance systems, ground uplink and downlink stations used in satellite communications systems, and many commercial and military radar systems operate in what we refer to as the millimeterwave frequency band, between 20 GHz and 110 GHz.

Access to specific bands of the frequency spectrum is limited due to spectrum capacity constraints. Frequency use is regulated globally by government agencies, which assign each type of communication service to one or more specific frequency bands. Growth in the volume of communications traffic, and increasing demand for services such as multimedia that require higher data rates, and consequently consume greater bandwidth, have resulted in more extensive use of the frequency spectrum.

Congestion of the limited available frequency bands is driving the electronics industry to develop more creative and efficient uses of available frequency spectrum. For example, some applications, such as newer 2.5G and 3G cellular telephone systems, have migrated to higher frequencies, which are inherently able to provide higher data transfer rates. Other applications, such as broadband wireless local loop applications, and cellular telephone systems being deployed in developing nations, take advantage of recently introduced modulation schemes to utilize lower frequency bands more efficiently. Still others, such as emerging ultra wide band systems, are implementing new system architectures and complex modulation schemes to distribute data over the entire frequency spectrum. The implementation of these more complex system architectures and modulation schemes, and their distribution over a wider portion of the frequency spectrum, increase the technical challenges associated with the design and manufacture of ICs, modules and subsystems used in these systems.

Requirements of manufacturers of advanced electronic systems operating at RF, microwave and millimeterwave frequencies

As demand has increased for advanced electronic systems offering improved functionality, reliability and speed, the challenges faced by original equipment manufacturers, or OEMs, that design and develop these systems have intensified. Many OEMs do not have the IC design or semiconductor process expertise necessary to develop their own ICs, modules and subsystems for RF, microwave and millimeterwave applications. As a result, they increasingly look to qualified merchant suppliers to provide this expertise and these solutions and, in many cases, to design and manufacture custom products to meet their application-specific requirements.

Across all markets, OEMs seek semiconductor suppliers that provide technology that will enable them to differentiate their product offerings with respect to a number of criteria, including:

High performance.   OEMs face continuously increasing competitive pressures to improve their products’ overall system performance. As a result, OEMs require advanced semiconductor products that offer performance attributes such as higher power and linearity, lower noise, reduced power consumption, improved signal level and frequency accuracy and better isolation.

High reliability.   OEMs seek suppliers with a demonstrated track record of delivering high quality products that will perform reliably for long periods of time under a variety of conditions. Manufacturers of advanced electronic systems used in certain commercial, military and aerospace applications have particularly stringent reliability requirements that mandate specialized design and manufacturing, quality assurance and testing processes.

Increased integration.   Under constant pressure to offer their customers lower prices, OEMs seek to simplify their assembly operations and reduce their manufacturing costs by using more highly integrated components that combine multiple functions, thereby reducing design complexity, component count and system size.

Streamlined procurement processes.   OEMs desiring to streamline their procurement processes seek suppliers with the proven ability to provide a broad range of products covering the full range of functions required for the design and manufacturing of high performance electronic systems that operate across the frequency spectrum.

Faster time to market.   OEMs seek to shorten their product development cycles by outsourcing the highly specialized task of designing and manufacturing RF, microwave and millimeterwave semiconductor products. Additionally, they select vendors that have strong manufacturing and product fulfillment capabilities and can meet short delivery lead time requirements.

An OEM’s requirements may vary by market and application. In a particular application, an OEM may seek a highly integrated subsystem, while for another application the same OEM may prefer a single function IC that offers a specific performance attribute. A manufacturer of systems designed for consumer markets may require a supplier that can meet high volume manufacturing requirements, while that same manufacturer, when addressing military or aerospace markets, may require relatively low volumes of highly specialized, high value subsystems.

Challenges of developing ICs for manufacturers of advanced electronic systems

Advanced electronic systems typically rely upon a complex chain of analog and digital signals. Conversion of continuously varying real-world analog signals to binary digital form, and vice versa, and other signal transformations are known as signal processing functions. Semiconductor devices that combine analog and digital signal processing are referred to as mixed-signal ICs. The performance of an advanced electronic system depends substantially on the performance of the analog and mixed-signal ICs that provide its core functionality. Significant challenges are involved in designing and manufacturing analog and mixed-signal ICs that will operate satisfactorily at RF, microwave and millimeterwave frequencies, including the following:

RF, microwave and millimeterwave circuit design.   RF, microwave and millimeterwave circuit design requires an understanding of complex electromagnetic and mathematical theory. Success in this field requires a combination of advanced scientific study and practical experience in implementing design techniques. Performance characteristics such as linearity and efficiency that are critical to electronic communications are more difficult to achieve at RF, microwave and millimeterwave frequencies. Unlike digital circuits, the performance of analog and mixed-signal circuits operating at these frequencies is affected by temperature, power supply and other external factors, as well as by the interaction of adjacent circuit elements. The design of an analog or mixed-signal circuit requires a sophisticated understanding of the complex interaction of all of these variables and the ability to predict, or model, the behavior of the IC under a variety of conditions.

Semiconductor device modeling.   Creating an accurate device-level model of a semiconductor is fundamental to successful circuit design, particularly when the circuit is to be used at higher frequencies. The ability to predict the performance of a device manufactured using a particular process is necessary to enable a designer to modify the circuit design in order to meet the customer’s requirements. Accurate device modeling requires the ability to measure and predict the behavior and interaction of the active and passive elements on a semiconductor under a range of conditions, including temperature, input power levels, frequency and voltage. Device modeling requires specialized skills and equipment, and engineers often develop proprietary methods to measure and validate the accuracy of their models. Because modeling is an iterative process, the accuracy, and thus the value, of device models increases with experience in using them over time.

Integration.   Advances in semiconductor technology in recent years have enabled higher degrees of integration in the design and manufacture of semiconductor devices. For example, analog and digital signal processing can now be combined on a single monolithic microwave integrated circuit, or MMIC. It has also become possible to combine multiple MMICs into a multi-chip module, which integrates multiple functions required by an advanced electronic system into a single compact package. Because multi-chip modules can combine MMICs manufactured under different semiconductor process technologies, they can take advantage of the process technology that is best suited for each function. Higher degrees of integration can also be attained through the assembly of a number of multi-chip modules into subsystems that provide greater functionality and can be more easily incorporated into an OEM’s product.

The benefits of higher integration to an OEM can include superior performance, higher reliability, smaller form factor, lower parts count and simplified assembly processes. However, in order to deliver the benefits of higher integration to an OEM effectively, a semiconductor supplier must possess a broad range of engineering capabilities, including expertise in device modeling and the ability to optimize IC design and component interfaces based on system-level knowledge. The necessary capabilities also include the ability to manage the thermal, mechanical and package engineering issues that affect the performance of a highly integrated system, as well as the capability to perform more complex assembly and test operations.

As a result of all these factors, the knowledge and skills required to design integrated analog and mixed-signal devices operating at higher frequencies are highly specialized and can take many years to develop. We believe that a significant market opportunity exists for a supplier of high performance ICs, modules and subsystems optimized for RF, microwave and millimeterwave applications that can meet OEMs’ diverse requirements.

Our Competitive Strengths

Our key competitive strengths as we address this market opportunity include the following:

Advanced RF, microwave and millimeterwave engineering capabilities.   We have developed broad expertise in a number of disciplines that are critical to the design and manufacture of ICs, modules and subsystems for technically demanding RF, microwave and millimeterwave applications. These include:

•       analog, digital and mixed-signal IC design;

•       semiconductor device modeling;

•       RF, microwave and millimeterwave subsystem and system design;

•       mechanical, thermal and packaging engineering;

•       digital hardware and related software engineering;

•       automated test software engineering; and

•       manufacturing, process and quality engineering.

Our knowledge of analog and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems optimized for RF, microwave and millimeterwave applications, enables us to deliver high performance, high value products to our customers.

Ability to optimize circuit design and semiconductor process and packaging technologies to meet customers’ application requirements.   Based on a customer’s requirements, we select the foundry and semiconductor process that we believe will provide the best combination of performance attributes and form factor for use in that application. We also have expertise in a range of industry standard and proprietary packaging technologies. Our fabless business model and broad engineering expertise enable us to optimize our product designs using the semiconductor process and packaging technology that best address our customers’ needs.

Broad product portfolio.   We offer a broad range of standard and custom ICs, modules and subsystems that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2005, our catalog included more than 390 standard products spanning ten functional families including:

•       amplifiers

•       attenuators

•       frequency dividers and detectors

•       frequency multipliers

•       mixers and converters

•       modulators

•       oscillators

•       phase shifters

•       sensors

•       switches

We also supply custom semiconductor components, often by leveraging our library of standard designs to develop specialized versions of our standard products, or entirely new products, to meet specific requirements of our customers. We introduced 80 new standard products to the catalog in 2005, 66 in 2004 and 54 in 2003, and also added custom products in comparable numbers during those years. We offer our products in a wide variety of packaging formats, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers to meet their time-to-market requirements.

Diverse customer base, end markets and applications.   The diversity of our customers, end markets and applications provides us with multiple growth opportunities. Our principal end markets, and sample applications within those markets, include:

Automotive	• telematics and GPS systems
• collision avoidance, blind spot detection and intelligent cruise control
• pre-collision sensors

Broadband	• cable TV and cable modems
• direct broadcast satellite
• fixed and mobile wireless networks

Cellular infrastructure	• cellular telephone base stations and repeaters
• E911 and GPS location systems
• handheld radios and other mobile voice and data devices

Fiber optics	• communications infrastructure
• fiber optic test equipment

Microwave and millimeterwave communications	• high and low capacity point-to-point and multi-point radio systems
• commercial VSAT systems
• short range local area networks

Military	• communications systems
• radar, guidance and electronic countermeasure systems
• sensing and detection platforms

Space	• communication and imaging payloads
• command, control and communications for commercial, scientific and military spacecraft

Test and measurement	• medical and industrial imaging systems
• homeland security systems
• telecommunications test equipment
• scientific and industrial equipment

Many of our standard products are purchased by a variety of customers in different markets for use in numerous types of applications. We believe that the diversity of our customers, end markets and applications helps to mitigate the impact on our business of fluctuations in demand from any particular customer or industry.

Multi-channel sales and support capabilities.   Due to the technical nature of our products and markets, we utilize a multi-channel sales and support model that is intended to facilitate our customers’ evaluation and selection of our products. Our sales and support channels include our direct sales force, our application engineering staff, our worldwide network of independent sales representatives, a distributor and our website.

We have established flexible sales and support capabilities. For example:

•       We offer our customers and prospective customers comprehensive technical sales support and application engineering services, provided by dedicated staff in local offices located in key geographies, to accelerate their understanding of our products’ capabilities and how best to use them in their own system designs. Our technical sales staff frequently visits customers at their engineering and manufacturing facilities to exchange design, product and production information.

•       We include in our product catalog detailed technical specifications, performance data, suggested design block diagrams and recommended applications for our standard products.

•       We offer comprehensive on-line technical resources and tools to assist system designers and engineers in specifying and using our products.

•       We offer qualified customers free samples of our products for evaluation purposes. To accelerate evaluation and design of our products, we offer versions mounted on printed circuit boards or in modular housings to facilitate their use in experimental prototypes.

We believe that our multi-channel approach to sales and technical support encourages the selection of our products, results in high customer satisfaction and repeat sales.

Our fabless business model.   We believe that our fabless business model and our expertise in a wide range of semiconductor process technologies enable us to develop products using the technology most appropriate for our customers’ applications. We believe that investing in our core design and engineering competencies, including advanced RF, microwave and millimeterwave circuit design, device modeling, system-level engineering and packaging engineering, while outsourcing the capital-intensive task of semiconductor fabrication, best enables us to meet the needs of our customers.

Products

We design, develop and sell high performance analog and mixed-signal ICs, modules and subsystems used in technically challenging RF, microwave and millimeterwave applications. We offer a broad range of radio frequency integrated circuits, or RFICs, MMICs, multi-chip modules and subsystems that perform a variety of signal processing functions and that operate across the RF, microwave and millimeterwave frequency spectrum. Our products are used in a wide range of wired and wireless communications applications, such as cellular telephone base stations, microwave and millimeterwave radio systems, broadband wireless access systems and direct broadcast satellite systems. They are also used in detection, measurement and imaging applications including military communication, targeting, guidance and electronic countermeasure systems, commercial, scientific and military spacecraft, automotive collision avoidance systems, medical imaging systems and industrial test equipment.

We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 390 standard catalog products. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other vendor. The standard products listed in our catalog generally are purchased by multiple customers for use in a variety of applications.

We also develop custom products to meet the specialized requirements of individual customers. Our custom products are not listed in our catalog and are sold by our direct sales force, which works with customers and prospective customers to have our products selected and designed into our customers’ systems and programs. Our custom products generally are purchased by the customer for which they were developed.

Our product lines

We currently provide standard and custom semiconductor products spanning ten functional families. Our product lines include most of the functional circuit blocks required to create both receiver and transmitter subsystems for any RF, microwave or millimeterwave application.

Many of our products are designed to perform across numerous frequency bands, making them useful for diverse applications. We also offer products that optimize particular performance attributes required in specific applications. These products are offered in a variety of packaging formats, including bare die, surface mount packages and connectorized modules. Our current product line offerings are as follows:

Amplifiers.   Amplifiers boost the gain or power of an RF, microwave or millimeterwave signal. We offer a broad line of amplifiers, including:

•       high power amplifier modules that are chassis mounted with standard connectors, offer power outputs in excess of 10 watts and can be easily inserted into RF and microwave communication, test and sensor systems;

•       wideband amplifiers having more than an octave of operating frequency bandwidth (that is, where the highest frequency is twice the lowest frequency), used in military, space and commercial systems where a wide range of frequencies need to be processed by one subsystem;

•       power amplifiers used to increase the power level of the signal in transmitter or high power level applications;

•       linear driver amplifiers used in transmitters or receivers where distortion must be minimized to maintain signal fidelity;

•       low noise amplifiers used in the first stage of a receiver, where amplification with minimum distortion of an incoming signal having a low power level is required; and

•       broadband gain blocks used throughout the receiver and transmitter sections of already fixed systems to boost signal level.

Attenuators.   Attenuators are used to reduce the power of a RF, microwave or millimeterwave signal in specific controlled amounts without distorting the signal quality. For example, to avoid overloading a base station’s receiving circuitry as a mobile transmitter approaches a base station or tower, an attenuator is used to reduce the incoming signal. Our portfolio of standard attenuators is classified into two types:

•       analog attenuators that provide control of the RF, microwave or millimeterwave signal in response to an analog direct current, or DC, voltage input and can deliver continuously varying, very fine to very large levels of attenuation; and

•       digital attenuators that provide control of the RF, microwave or millimeterwave signal in response to a digital logic input and deliver preprogrammed levels of attenuation according to the digital input.

Frequency dividers and detectors.   Frequency dividers, also called prescalers, and phase-frequency detectors are used in frequency generation circuits, or synthesizers, to help process and distribute the carrier frequency of the system. We offer a full range of frequency dividers and phase-frequency detectors. Our standard dividers and detectors include:

•       phase-frequency detectors that are used to detect the frequency and phase of an input signal accurately, and can be combined with a divider to detect an incoming frequency and divide it by a predetermined factor;

•       wideband frequency divider modules that provide division ratios of 2, 4 and 8 and are characterized by having more than an octave of operating frequency bandwidth, are used in military, space and commercial systems where a wide range of frequencies need to be processed by one subsystem;

•       programmable frequency dividers that provide continuous division ratios from 2 to 32 in response to digital logic input; and

•       frequency dividers that provide a variety of division ratios, including innovative divide-by-3 and divide-by-5 ratios, by dividing and digitizing a frequency without generating unwanted noise to enable the synthesizer to lock on the desired output signal.

Frequency multipliers.   Frequency multipliers are used in frequency generation circuits, or synthesizers, to increase by a predetermined factor the frequency of the carrier frequency and help distribute it throughout the system. We offer a full range of active and passive frequency multiplier standard products, including:

•       active multipliers that utilize external DC power and integrate gain, power amplification with frequency multiplier circuits (factors of 2, 4, 8 or 16) to deliver output power levels the same as the input level or higher; and

•       passive multipliers, or frequency doublers that rely on a higher RF, microwave or millimeterwave input signal power level while utilizing no DC power to deliver a signal that is two times the input frequency.

Mixers and converters.   Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the

RF, microwave or millimeterwave signal. The input signal is combined with a fixed carrier signal generated by a local oscillator, or LO, to produce the higher or lower output frequency. Our standard mixer and converter products include:

•       mixers in a variety of types including balanced mixers, sub-harmonic mixers, mixers with LO drivers and I/Q mixers, each utilizing our proprietary transformer circuit technology; and

•       converters combining multiple functions, including LO drivers, gain blocks and low noise amplifiers, with the mixer circuit on a single IC.

Modulators.   Modulators combine a digital information signal with an analog carrier signal generated by an LO by varying the phase and amplitude of the carrier signal using one or more standard modulation protocols. We offer several types of standard modulator products that utilize a variety of modulation schemes, including our advanced low noise SiGe wideband modulators. Our modulator products include:

•       direct quadrature modulators utilizing analog and digital circuit techniques to support current and future high data rate modulation protocols;

•       vector modulators used for error correction signal processing in high power wireless system amplifiers by enabling the variation of an incoming signal’s phase and amplitude via a digital/analog dual control input; and

•       bi-phase modulators based upon our double-balanced MMIC mixer circuits and using a simple modulation format that supports low data rates.

Oscillators.   An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators, or VCOs, can be varied by an analog DC input control voltage. We offer two types of MMIC VCOs:

•       wide band VCOs which offer octave tuning bandwidth, and

•       narrow band VCOs which offer narrower frequency tuning and improved phased noise performance.

Our standard product VCOs cover the frequency spectrum of 2.0 to 15.0 GHz, while our custom VCOs cover dozens of frequency bands between 2.0 to 80.0 GHz. Our self-contained VCOs integrate all necessary circuitry on a single chip, so that no external components are required.

Phase shifters.   Phase shifters are used to change the phase of an RF, microwave or millimeter wave signal while providing little or no amplitude change or distortion. High performance systems such as phased array radars, RF medical equipment, wide band electronic warfare receivers, and time domain systems require tight design control over a signal’s phase. These systems often rely on phase shifter components to maintain this control.

•       Analog phase shifters provide continuous phase change as a function of control voltage, often allowing over 360 degrees of phase shift.

•       Digital phase shifters provide discrete phase shift changes with a single control voltage, often in a combination of small and large phase steps.

Sensors.   Our sensors use RF, microwave and millimeterwave energy to detect, measure or form an image of an object. These sensor ICs integrate multiple circuit functions and are effectively subsystems on a chip. For example, our single chip sensors are used for range detection in multiple military and commercial applications.

Switches.   Switches are used to route RF, microwave or millimeterwave signals from one or more input paths to one or more output paths. Control of the selected input and output signal path is achieved via digital logic input. Our switches are designed to reduce signal loss, minimize noise and interference, and operate at high frequencies and power levels. Our standard switch products provide the following functionality:

•       single pole single throw switches;

•       single pole double throw high isolation switches;

•       single pole double throw transmit/receive switches providing high power handling of signals up to 10 watts of power with low distortion;

•       single pole multi-throw switches offering throw configurations of 3, 4, 6 and 8 while providing digital control, high isolation and low signal distortion and loss; and

•       bypass, transfer and matrix switches that handle multiple inputs and outputs while providing digital control, high isolation and low signal distortion and loss.

Modules and subsystems

We build upon our standard and custom products, our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise to offer our customers highly integrated modules and subsystems that are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings, and equipped with industry standard connectors to facilitate their rapid installation. Our modules and subsystems include:

•       miniature wideband low noise/driver/power amplifiers and frequency dividers housed in connectorized, hermetically sealed modules used in test and measurement equipment;

•       RF, microwave and millimeterwave receivers and synthesizers used in military communication, targeting, guidance and countermeasure systems;

•       telecom and test equipment modules, such as our jitter generator used in fiber optic test systems; and

•       self-contained, 15-watt power amplifier, for use in test equipment and laboratory applications.

Technology

We consider the following technologies to be important in the design and manufacture of our products.

Semiconductor process technologies

We have expertise in designing RF, microwave and millimeterwave RFICs and MMICs using a variety of semiconductor manufacturing processes. Different processes produce devices that have characteristic performance attributes that are particularly suitable for specific applications. In choosing the foundry, semiconductor material and process technology to be used to manufacture a new product, we seek to optimize the match between the process technology and the desired performance parameters of the product.

Our products are manufactured by a number of foundries using a variety of different semiconductor processes, primarily using GaAs substrates. In 2003 we introduced our first products using silicon, and now offer products using SiGe. We are also investigating additional GaAs and silicon-based processes that we believe may offer advantages in the manufacture of semiconductors for use in RF, microwave and millimeterwave applications.

Packaging technologies

Interaction between an RF, microwave or millimeterwave semiconductor circuit and its package can significantly affect product performance, particularly at high frequencies. Characteristics such as the ability of the package to dissipate heat produced by the semiconductor, or to withstand vibration, shock, high temperature and humidity and other environmental conditions, are also critical in certain applications.

We carefully match the circuit design, semiconductor process and packaging technologies and, where necessary, develop new packaging technologies to ensure the product will perform as desired under the specified conditions. In this process, we use proprietary techniques to model the interaction between semiconductor and package, and our engineers make appropriate adjustments in the design of both the semiconductor and its package to take account of that interaction. We consider our expertise in package, design and modeling to be one of our core competencies and a key factor distinguishing us from our competitors.

We offer our products in a wide variety of packaging formats, ranging from bare die to surface mount plastic and ceramic packages and highly integrated, chassis-mounted connectorized subsystems. We offer plastic, ceramic and metal packaging formats, including many industry standard formats, as well as proprietary packaging technologies. Our new microwave surface mount packages are offered in either a hermetically sealed format for military, space and high reliability commercial applications or a non-hermetically sealed format for commercial communications and sensor applications. Our highly integrated modules and subsystems are constructed utilizing a variety of formats including ceramic substrates or printed circuit boards mounted in self-contained metal housings, and equipped with industry standard connectors.

When an application requires a standard packaging format, such as a product to be manufactured in large volumes using an industry standard plastic surface mount technology package, we outsource the packaging step in the manufacturing process to a third-party supplier. We typically perform the packaging of high value ceramic and metal package components in our own facility utilizing our automated wafer inspection, die attach and wire bond assembly equipment.

RoHS Directive

In response to environmental concerns, some customers and government agencies have begun to impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Union, or EU, adopted its Restrictions on Use of Hazardous Substances Directive, or RoHS Directive. Effective July 1, 2006, the RoHS Directive will prohibit, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have an active program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances.

Research and Development

We focus our research and development efforts on designing and introducing new and improved standard and custom products and on developing new semiconductor device modeling and advanced RF, microwave or millimeterwave circuit design. In 2005, we introduced 80 new standard catalog products, and a comparable number of custom products. We continuously develop standard catalog products using our own specifications, guided by input from our customers and end markets that combine technological innovation and general application. Our core team of experienced engineers also works closely with many of our customers to develop and introduce custom products that address the specific requirements of those customers.

We have made significant investments in our core engineering capabilities, including semiconductor device modeling and advanced RF, microwave and millimeterwave circuit design. In the area of device modeling, we are expanding our library of device models that measure and predict the performance of a transistor within a given circuit design and packaging technology. This allows us to select the process technology that provides the best combination of performance attributes for use in a given application. Our circuit design efforts are focused on developing products that provide superior performance and reliability.

In 2005 we opened our design center in Istanbul, Turkey, which currently is focusing on product development using silicon-based CMOS and Bi-CMOS technologies.

In August 2005, we acquired substantially all the assets of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado that concentrates on mixed-signal silicon IC technology for data acquisition, signal processing, imaging and communications. This acquisition enhances our design capability in direct digital synthesis, analog-to-digital, and digital-to-analog converters and digital drivers and receivers.

Sales, Marketing and Support

We sell our products worldwide through multiple channels, including our direct sales force and applications engineering staff, our network of domestic and international independent sales representatives, and our website. In addition, our products are available for sale in North America through our distributor, Future Electronics. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support offices in the United States, Germany, Korea, the United Kingdom and China. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

Our direct sales force and applications engineers provide our customers with technical assistance with the selection and use of our products. We believe that maintaining a close relationship with our customers and providing them with technical support improves their level of satisfaction and enables us to anticipate and influence their future product needs. We provide ongoing technical training to our distributor and sales representatives to keep them informed of our existing and new products. Our website also provides our customers with on-line tools and technical resources to help them select and use our products.

We maintain an internal marketing organization that is responsible for the production and dissemination of sales and advertising materials, such as product announcements, press releases, brochures, magazine articles, advertisements and cover features in trade journals and other publications, and our product catalog. We also participate in public relations and promotional events, including industry tradeshows and technical conferences. Our marketing organization is also responsible for the content and maintenance of our website.

Manufacturing

We design and develop our proprietary products and utilize third-party foundries to manufacture the semiconductors used in our products. In some cases, we use third-party suppliers to assemble our products. Outsourcing many of our manufacturing and assembly activities rather than investing heavily in capital-intensive production facilities provides us with the flexibility to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.

We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our principal foundries are Atmel Semiconductor, Global Communications Semiconductors, IBM, M/A-COM, TriQuint Semiconductor, United Monolithic Semiconductors and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

For most of our products, the production process begins with a GaAs or silicon semiconductor substrate, or wafer. The foundry that we select to manufacture a particular product utilizes a set of masks that are generated from our proprietary circuit layout designs. Completed wafers or die are shipped by the foundry to us or to our packaging vendors. Depending on the application, the die may be sold as bare die, or assembled into an injection molded plastic package, or a ceramic or metal package or housing using a wide variety of packaging technologies. The packaging process is conducted either at our headquarters or, in the case of products in standard plastic packages, through third-party suppliers located principally in Asia. Following the assembly process, we perform a final test for validation, inspection and quality assurance purposes on all finished products before they are shipped to our customers.

Our design, manufacturing and headquarters facility in Chelmsford contains class 100K clean rooms certified for commercial, military and space level product manufacturing. Our networked material requirements planning documentation and test data acquisition systems enable us to track materials throughout our suppliers and our own facility, as well as schedule production activities and shipments based on customer demand. We utilize automated and manual test stations for each of our many different package types, driven by proprietary test equipment configurations and software. Our manual and automatic hybrid assembly equipment includes die shear and bond pull inspection equipment, die inspect/pick, die/substrate attach and wire bond functions. We are capable of testing our products from DC up to 110 GHz, utilizing our automated and semi-automated RF, microwave and millimeterwave equipment.

We have the capability to conduct environmental screening on production material, including tests such as temperature cycling and temperature shock, constant acceleration, mechanical vibration and shock, liquid and ambient burn-in, fine and gross hermeticity leak test, and particle impact noise detection. Our reliability test equipment includes high temperature life-test equipment, highly accelerated stress test and infrared reflow testing, and acoustic sonic scanning.

Quality Assurance

We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time, and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2000 certified. The ISO 9001:2000 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. All of our independent foundries and packaging and test subcontractors have been awarded ISO 9000 certification. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we are MIL-PRF-38534/38535 standard compliant. In addition, in January 2006 we received our ISO/TS 16949:2002 certification for the design, manufacture, and sale of plastic-encapsulated analog and mixed-signal ICs for RF, microwave and millimeterwave applications for the automotive industry.

Competition

The markets for our products are highly competitive and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. Because of the breadth and diversity of our product lines and end markets, our competition is fragmented, and there is no principal competitor that we encounter in most or all of our markets. Our competitors include large, diversified semiconductor manufacturers with broad product lines, such as Agilent, Analog Devices and M/A-COM, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, Narda Microwave, NEC, Peregrine Semiconductor, Skyworks and WJ Communications. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of our competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, including M/A-COM and UMS and, to a lesser extent, TriQuint Semiconductor.

Many of our existing competitors have significantly greater financial, technical, manufacturing and marketing resources than we do and might be perceived by prospective customers to offer financial and operational stability superior to ours.We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge.

Intellectual Property

We seek to protect our proprietary technology under United States and foreign laws affording protection for trade secrets, and to seek United States and foreign patent, copyright and trademark protection of our products and developments where appropriate. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our consultants, semiconductor foundries and other suppliers to protect our confidential information delivered to them.

We believe that while the protection afforded by trade secret, patent, copyright and trademark laws may provide some advantages, our ability to maintain our competitive position is largely determined by such factors as the technical and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance. There can be no assurance that our confidentiality agreements with employees, consultants and other parties will not be breached, that we will have adequate remedies for any breach or that our trade secrets and other proprietary information will not otherwise become known. There also can be no assurance that others will not independently develop technologies that are similar or superior to our technology or reverse engineer our products. Additionally, the laws of countries in which we operate may afford little or no protection to our intellectual property rights.

Employees

As of December 31, 2005, we had 220 full-time employees, compared with 186 full-time employees at December 31, 2004. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position
Yalcin Ayasli, Sc.D.	60	Founder, Director and Chairman Emeritus
Stephen G. Daly	40	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	54	Vice President, Chief Financial Officer and Treasurer
Michael J. Koechlin	46	Executive Vice President of Engineering
Norman G. Hildreth, Jr.	42	Vice President of Sales and Marketing
Brian Jablonski	46	Vice President of Operations
Bruce R. Evans	46	Director
Rick D. Hess	52	Director
Cosmo S. Trapani	67	Director
Franklin Weigold	67	Director

Yalcin Ayasli, Sc.D. founded Hittite Microwave Corporation in 1985 and has served as a member of our board of directors since inception. Until December 2004, Dr. Ayasli also served as our Chief Executive Officer and until December 2005, Dr. Ayasli served as our Chairman. Dr. Ayasli has been involved in theoretical and experimental studies of microwave monolithic integrated circuits techniques involving GaAs field-effect transistors and related devices since 1979. Dr. Ayasli is the author of a number of technical papers and holds several patents related to FETs and their monolithic applications. He was the General Chairman of the 1987 IEEE Microwave and Millimeter-Wave Monolithic Circuits Symposium. He is also a co-recipient of 1986 IEEE Microwave Prize for his work on wide-band monolithic traveling-wave amplifiers. He was elected a Fellow of IEEE in 1994. Dr. Ayasli received a B.S. in Electrical Engineering from Middle East Technical University, Ankara, Turkey. He received an M.S. in Electrical Engineering and an Sc.D. from the Massachusetts Institute of Technology.

Stephen G. Daly has served as our President since January 2004, as our Chief Executive Officer since December 2004 and as our Chairman since December 2005. Since joining Hittite in 1996, Mr. Daly has held various positions, including Applications Engineer, Principal Sales Engineer, Director of Sales and Director of Marketing. From 1992 to 1996, Mr. Daly held sales management positions at Alpha Industries and M/A-COM, which are RF and microwave semiconductor companies. From 1988 to 1992, Mr. Daly held various microwave design engineering positions at Raytheon’s Missile Systems Division and Special Microwave Device Operations Division. Mr. Daly received a B.S. in Electrical Engineering from Northeastern University.

William W. Boecke has served as our Chief Financial Officer and Treasurer since March 2001. From 1997 to 2001, Mr. Boecke served as Vice President, Corporate Controller of PRI Automation, Inc., a supplier of semiconductor manufacturing automation systems. From 1991 to 1997, Mr. Boecke served as Director of Finance of LTX Corporation, a developer of automated semiconductor test equipment. Mr. Boecke received a B.S. from St. John’s University and an M.B.A. from Boston College, and is a Certified Public Accountant.

Michael J. Koechlin has served as our Executive Vice President of Engineering since January 2004. From December 1999 to December 2003, Mr. Koechlin served as our Signal Generation and Synthesizer Business Development Manager. From 1997 until joining Hittite in 1999, Mr. Koechlin served as

Engineering Manager of the Missile Seeker Subsystem Group at Lockheed Martin Corporation, an advanced technology company. Mr. Koechlin received a B.S. in Electrical Engineering from Monmouth College and an M.S. in Electrical Engineering from Northeastern University.

Norman G. Hildreth, Jr. has served as our Vice President of Sales and Marketing since January 2004. From February 2002 to January 2004, he served as our Director of Product Development. He was employed by Sirenza Microdevices, a designer and supplier of RF components, from August 2000 to February 2002 as Vice President, Wireless Products and Director of Fixed Wireless Products. From February 1992 to August 2000, Mr. Hildreth held various positions at Hittite including Director of Marketing, Director of Sales, Engineering Sales Manager and Senior Engineer. Mr. Hildreth received a B.S. in Electrical Engineering from the University of Massachusetts at Dartmouth.

Brian Jablonski has served as our Vice President of Operations since December 2005. From May 2004 to December 2005, Mr. Jablonski served as our Director of Operations. From 2003 until joining Hittite in 2004, Mr. Jablonski served as a Capital Planning Manager at Allegro Microsystems Corp., a supplier of advanced mixed signal power IC semiconductors. From 2000 to 2003, he served as Materials Manager at M/A-Com and as the Director of Operations at Trebia Networks, a developer of storage networking applications. From 1986 to 2000, he served in a number of management positions, including Director of Materials, for Unitrode Integrated Circuits, a manufacturer of analog and mixed signal integrated circuits. Mr. Jablonski received a B.S. in Industrial Management from Northeastern University and an MBA from New Hampshire College.

Bruce R. Evans has served as a member of our board of directors since 2001. Mr. Evans serves as a Managing Partner at Summit Partners, a private equity and venture capital firm, which he joined in 1986. Previously, he worked for IBM Corporation. Mr. Evans serves on the boards of directors of optionsXpress Holdings, Inc., an online options and stock brokerage firm, Unica Corporation, a provider of enterprise marketing management software, and several privately-held companies. In addition, he is a member of Vanderbilt University’s Investment Committee. Mr. Evans received a B.E. in mechanical engineering and economics from Vanderbilt University and an M.B.A. from Harvard Business School.

Rick D. Hess has served as a member of our board of directors since 2005. Mr. Hess has served as President and Chief Executive Officer of Integrated Fuel Cell Technologies, Inc., a developer of fuel cell systems, since 2004. From 1999 to 2004, Mr. Hess served as President of M/A-COM. Mr. Hess received a B.S. in Electrical Engineering from Purdue University and an M.S. in Electrical Engineering from Johns Hopkins University.

Cosmo S. Trapani has served as a member of our board of directors since 2000. From 2000 to 2002, Mr. Trapani served as Vice President and Chief Financial Officer of PRI Automation, Inc. From 1999 to 2000, Mr. Trapani was Senior Vice President and Chief Financial Officer at Circor International, Inc., a manufacturer of fluid control systems. From 1990 to 1998, Mr. Trapani was Executive Vice President and Chief Financial Officer of Unitrode Corporation, a manufacturer of analog and mixed-signal integrated circuits. Prior to Unitrode Mr. Trapani was Vice President Finance for Instron Corporation, a testing products company, and Corporate Controller and General Manager of Computervision CAD/CAM Division, an integrated computer systems company. Mr. Trapani is a member of the board of directors and Chairman of the audit committee of Ibis Technology, a manufacturer of equipment for the semiconductor industry. He is also a member of the board of directors of LNX Corporation, a manufacturer of GaAs MMICs. Mr. Trapani is a Certified Public Accountant and has been a member of various societies including AICPA, Massachusetts Society of CPAs, Board of Directors of Massachusetts Society of CPAs, and Chapter President of IMA. Mr. Trapani received a B.S. from Boston College and was a Commanding Officer in the U.S. Army.

Franklin Weigold has served as a member of our board of directors since 2003. From 1999 to 2003, Mr. Weigold served as Vice President and General Manager of The Micromachined Products Division of Analog Devices, Inc., and from 1992 to 1999 was Vice President and General Manager of its Transportation and Industrial Products Division. Prior to joining Analog Devices, Mr. Weigold served as President and Chief Operating Officer of Unitrode Corporation. Previously, he was President of Silicon General Inc. Mr. Weigold received a B.S. in Electrical Engineering from Michigan Technological University and an M.B.A. from the University of Pittsburgh.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.hittite.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Item 1A.                Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $31.3 million in 2002 to $80.7 million in 2005, representing a compound annual growth rate of 37%. From 2003 to 2004, our revenue increased by 47%. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Over the five-year period ended December 31, 2005, our revenue grew at a compound annual growth rate of 23%. Over our 21-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004. From our first full year of operations in 1986 through 2005, our annual revenue has grown at a compound annual rate of 36%. From 2004 to 2005, our revenue increased by 31%.

We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable, particularly if our revenue continues to increase. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced recently, and we have not assumed, in establishing planned levels of operating expenses, that they will do so. Although we base our planned operating expenses in large part on our expectations of future revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our revenue falls short of our expectations. Thus, if the rate in growth of our revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could harm our results of operations for that quarter.

Our gross margins fluctuate from period to period, and such fluctuation could affect our  results of operations, which could harm our stock price.

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 58.7% to a high of 69.8%. Numerous factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, by the timing of expenditures, such as the cost of pre-production masks and evaluation materials, that are included as indirect costs in our cost of revenue, by variations in overhead absorption rates and other manufacturing efficiencies, by changes in costs of materials and by numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing  yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. Other conditions that could cause our gross margin to fluctuate include competition in the markets into which we sell our products, and industry demand. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

If we fail to develop new products that achieve market acceptance or fail to introduce new products that enable us to address additional markets, our operating results could be adversely affected.

The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business and continued growth in our revenues will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner and have our products designed into the products of leading original equipment manufacturers, or OEMs. The development of new high performance semiconductor ICs, modules and subsystems is highly complex, and from time to time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. Our ability to successfully develop, manufacture, introduce and deliver new types of high performance semiconductor ICs, modules and subsystems will depend on various factors, including our ability to:

•        attract and retain skilled engineering personnel;

•        accurately understand market requirements;

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

We depend on third-party suppliers, including our foundries and packaging subcontractors, for components, materials and services that are critical to the manufacture of our products, which makes us susceptible to shortages, price fluctuations and quality risks that could adversely affect our operating results.

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

We also rely on a small number of subcontractors, primarily in Asia, to package some of our products, particularly those that utilize standard plastic packages. We do not have long-term contracts with our third-party packaging subcontractors stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenues, any of which could have a material adverse effect on our business, financial condition and results of operations.

We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, competition for capacity, particularly at our foundries, has increased recently. Some of our suppliers have extended the lead times required to deliver materials to us, and could in the future seek to increase the prices of materials we purchase from them as their contracts with us expire. If our key suppliers were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us or seek to increase their prices, our cost of revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers or packaging subcontractors could also prevent us from fulfilling our customers’ demands for our products on a timely basis, and thus adversely affect our revenue. Longer lead times could also require us to increase our raw materials inventory levels, in order to be able to meet customers’ delivery requirements.

The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products, components or materials to us. If one of our key suppliers is unable to provide us with its materials, components or services, our operations may be adversely affected. We might experience difficulty identifying alternative sources of supply for the materials, components and services used in our products or that we obtain through outsourcing. We could experience delays if we were required to test and evaluate products and services of potential alternative suppliers. Any of these occurrences could negatively affect our operating results and liquidity and harm our business.

Operations at our Chelmsford, Massachusetts facility that are critical to our business are subject to disruption, including those that may be beyond our control.

Our executive management and administrative functions, the bulk of our research and development and product design activities, final assembly of our module and subsystem-level products, and final testing for all of our products are carried out at our headquarters facility in Chelmsford, Massachusetts. These operations are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage that facility. Although we seek to mitigate these risks by maintaining business interruption insurance, insurance may be inadequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

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

We typically depend on orders from a limited number of customers for a significant percentage of our revenue. In 2005, sales to Boeing accounted for more than 10% of our revenue, and sales to our top 10 customers accounted for 42.8% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States was 51% in 2003, 50% in 2004 and 46% in 2005. We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also established a design center in Istanbul, Turkey. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

On August 30, 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million. We may make other acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

In September 2001, the United States Department of Commerce commenced an investigation to determine whether shipments by us of certain of our products complied with applicable Export Administration Regulations. The Department of Commerce believed that six shipments we made to customers in China, Latvia and Russia during 2000 and 2001 lacked appropriate export licenses. In March 2006, we entered into a settlement agreement with the Department of Commerce pursuant to which we have paid a civil penalty in the amount of $221,250, and the Department of Commerce has agreed that it will not pursue any further remedies.

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

Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of a majority of our common stock. As a result, Dr. Ayasli controls the outcome of matters requiring stockholder approval and has the power to:

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Our earnings will be affected by the new accounting pronouncements requiring the expensing of equity instruments issued to employees.

We have historically accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we have not recorded any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payments.”  This accounting standard is a revision of SFAS No. 123, and supersedes

APB 25. SFAS No. 123R was effective for us on January 1, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. We expect the adoption of SFAS No. 123R to have a material adverse impact on our net income and net income per share and we are currently in the process of evaluating the extent of such impact.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

Our headquarters are located in Chelmsford, Massachusetts in a 71,500 square foot building that we own. We occupy leased premises of approximately 13,000 square feet in our Colorado design center and approximately 1,000 square feet or less in each case, for our sales offices in China, Germany, Korea and the United Kingdom, and our design center in Turkey. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.                        Legal Proceedings

In September 2001, the United States Department of Commerce commenced an investigation to determine whether certain shipments of the Company’s products complied with applicable Export Administration Regulations. The Company subsequently was informed by the Department of Commerce that the Department of Commerce believed that shipments the Company made to certain customers in China, Latvia and Russia, during 2000 and 2001, having an aggregate value of approximately $10,000, lacked appropriate documentation or export licenses. In March 2006, we entered into a settlement agreement with the Department of Commerce pursuant to which we have paid a civil penalty in the amount of $221,250, and the Department of Commerce has agreed that it will not pursue any further remedies. Our balance sheet at December 31, 2005 reflects a reserve in the full amount of the agreed-upon civil penalty.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq National Market under the symbol HITT. Trading of our common stock commenced on July 22, 2005, following completion of our initial public offering.

	Year Ended December 31,
	2005		2004
	High	Low	High	Low
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	$22.80	$17.50	—	—
Fourth Quarter	26.30	20.15	—	—

As of December 31, 2005, our common stock was held by approximately 232 shareholders of record or through nominee or street name accounts with brokers.

As a private company, we returned a substantial portion of our retained earnings to our stockholders in the form of cash dividends. From 1989 through 2000, we paid cash dividends to defray federal and state tax obligations of our stockholders attributable to our status as an S corporation during those years. In November 2000, in conjunction with a $15.0 million private placement of our Series A preferred stock, we distributed $13.6 million to the holders of our common stock. We did not declare another dividend until 2005.

On July 27, 2005, we paid a cash dividend in the aggregate amount of approximately $34.2 million to our stockholders of record at June 24, 2005. The dividend was funded out of our then-existing cash and cash equivalents. Our board of directors found it prudent and consistent with our historical policy as a then-private company to return retained earnings to the holders of our capital stock in the form of a cash dividend, prior to, and contingent upon, the closing of our initial public offering. As a public company, we intend to retain future earnings to finance the operation and expansion of our business and do not currently anticipate paying cash dividends on our capital stock.

We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2005.

Item 6.                        Selected Financial Data

The following tables set forth selected financial data of our company for the last five fiscal years.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$80,677	$61,671	$42,033	$31,259	$30,047
Cost of revenue	25,715	22,670	16,823	13,947	10,990
Gross profit	54,962	39,001	25,210	17,312	19,057
Operating expenses:
Research and development	10,800	7,665	6,638	5,533	6,356
Sales and marketing	8,648	7,716	5,302	3,998	5,698
General and administrative	3,408	2,922	1,980	1,743	*
In-process research and development	1,778	—	—	—	—
Total operating expenses	24,634	18,303	13,920	11,274	12,054
Income from operations	30,328	20,698	11,290	6,038	7,003
Interest income	1,090	232	189	209	244
Interest expense	(54)	(87)	(187)	(241)	(286)
Income before income taxes	31,364	20,843	11,292	6,006	6,961
Provision for income taxes	10,286	7,429	4,070	1,842	2,762
Net income	21,078	13,414	7,222	4,164	4,199
Accretion on redeemable convertible preferred stock	944	1,525	1,412	1,308	1,211
Net income attributable to common stockholders	$20,134	$11,889	$5,810	$2,856	$2,988
Earnings per share attributable to common stockholders:
Basic	$0.76	$0.48	$0.24	$0.12	$0.12
Diluted	$0.71	$0.45	$0.23	$0.11	$0.12
Weighted average shares outstanding:
Basic	25,085	22,246	22,235	22,235	22,224
Diluted	26,822	23,707	22,739	22,740	22,728

*                    In 2001, we included general and administrative expense in our sales and marketing expense, and did not account separately for these expenses.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,559	$24,548	$20,221	$15,686	$9,120
Short-term available-for-sale investments	22,082	—	—	—	—
Working capital	70,762	32,991	25,684	21,181	16,960
Total assets	94,397	55,231	39,404	32,396	27,751
Long-term debt	213	579	945	2,388	3,139
Redeemable convertible preferred stock	—	20,591	19,065	17,653	16,346
Stockholders’ equity	83,330	23,723	11,769	5,953	3,086

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of financial condition and results of operations contains “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below and in “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

Overview

We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 21-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

•       From 1985 to 1993, our principal activity was government-sponsored research and development relating to advanced, application-specific radio frequency integrated circuits, or RFICs, and monolithic microwave integrated circuits, or MMICs, primarily for military and other government-related programs. During this period, we developed many innovative technologies that we continue to incorporate in our products today.

•       In 1993, we began to transition from a focus on government-sponsored research and development activities to the design, development and production of our own ICs, modules and subsystems. Our early products were custom MMICs designed for use in specific defense programs, such as radar applications.

•       In 1996, we published our first catalog, which contained 50 standard products, and began to expand our operations to support our growing commercial business. We also established a dedicated direct technical sales force to promote our emerging standard product line.

•       In 2001, we opened our first international sales office in the United Kingdom, and began to focus on expanding our international business. In 2004, we derived 50% of our revenue from customers outside the United States. Also in 2004, we acquired our new design, manufacturing and headquarters facility in Chelmsford, Massachusetts, and introduced 66 new standard products and a comparable number of custom products.

•       In 2005, we introduced the 10th annual edition of our product catalog. We currently offer more than 390 standard products in our catalog and many more custom products, spanning 10 product lines. In 2005, we established our first remote design center in Istanbul, Turkey, to focus on development of silicon-based Bi-CMOS and CMOS products. Additionally, our sales and technical support offices have continued to expand, and we now maintain offices in the United States, China, Germany, Korea and the United Kingdom.

•       In July 2005, we sold 3,375,000 shares of common stock in an initial public offering at $17.00 per share, for net proceeds, after the underwriting discount and offering costs, of $51,630,000. Related to the initial public offering, in July 2005, 1,288,628 shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of our common stock. In April 2005, our Board of Directors declared a cash dividend in an aggregate amount equal to our cash and cash equivalents at the close of business on the date preceding the date of effectiveness of the Registration Statement filed in relation to our initial public offering, less $500,000. The dividend, in the aggregate amount of $34,190,000, was paid to those persons who were holders of record of our common stock and of our Series A preferred stock on June 24, 2005.

•       On August 30, 2005, we acquired substantially all the assets and employees of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado that concentrates on mixed-signal silicon IC technology for data acquisition, signal processing, imaging and communications.

We employ a fabless business strategy, which means that we do not own a semiconductor fabrication facility, or fab, and purchase all of our semiconductor wafer requirements from third-party wafer fabrication facilities, known as foundries. We believe that our fabless business model enables us to access a broad range of technologies and quickly respond to new market opportunities, while significantly reducing our capital requirements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

Revenue recognition.   We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of our products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. We maintain a reserve for potential returns or allowances on these sales. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of our sales are made to a distributor under an agreement that provides for product return privileges. As a result, we defer recognition of such revenue until the product is resold by the domestic distributor.

Revenue from contracts with the United States government or its subcontractors and some commercial customers is recorded under the provisions of the American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, revenue from these contracts is recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Estimated earnings in excess of amounts billed are reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated profitability, including final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

We recognize revenue from our customer-sponsored research and development contracts when billed in accordance with the terms of the contract and record our cost to perform the contract in cost of revenue in the period in which we record the related revenue.

Allowance for doubtful accounts.   We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past.

Inventory.   Inventory is stated at the lower of cost (first-in, first-out method) or market. We maintain a reserve for excess or obsolete inventory. The reserve is based on our assessment of inventory materials on hand, including a comparison of those inventory balances with estimated future usage. In addition, we review the inventory and compare part costs with current market value, and write down any part with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry. Although we did not record significant inventory reserves or write-offs in 2003, 2004 or 2005, the number of products we offer is increasing, which may expose us to increased inventory risk and may, in the future, require us to record higher inventory reserves or write-offs. Once we have written down inventory to its estimated net realizable value, we cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

Business Combinations.   The purchase price of an acquisition accounted for as a purchase business combination is allocated to the tangible and intangible assets acquired based on their estimated fair values, with any amount in excess of such allocations designated as goodwill, in accordance with SFAS No. 141, “Business Combinations.” Significant management judgment and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangibles. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangibles is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Long-lived assets.   We periodically evaluate our long-lived assets for potential impairment under Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

•       a significant change in the manner in which an asset is used;

•       a significant decrease in the market value of an asset;

•       a significant adverse change in the business or industry in which the asset is used or sold;

•       a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset; and

•       significant advances in our technologies that require changes in one or more of our manufacturing processes.

If we believe that an indicator of potential impairment exists, we test to determine whether the impairment recognition criteria in SFAS No. 144 have been met. To analyze a potential impairment, we project undiscounted future cash flows over the remaining life of the asset or the primary asset in the asset group, using a probability-weighted multiple scenario approach, reflecting a range of possible outcomes. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset or asset group less any costs of disposition. Evaluating the impairment requires judgment by our management to estimate future operating results and cash flows. If different estimates were used, the amount and timing of asset impairments could be affected. We charge impairments of the long-lived assets to operations if our evaluations indicate that the carrying values of these assets are not recoverable.

Warranty Obligations.   We accrue for warranty costs at the time revenue is recognized based on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we would be required to increase our warranty accrual, which would adversely impact our gross margins.

Stock-based compensation.   We have historically accounted for stock-based employee compensation arrangements in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS No. 123. Therefore, we have not recorded any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We have complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payments.” This accounting standard is a revision of SFAS No. 123, and supersedes APB 25. SFAS No. 123R was effective for us on January 1, 2006. See “Recent Accounting Pronouncements.”

Income taxes.   We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related assets or liabilities are settled or the reported amount of the assets are recovered, hence giving rise to a deferred tax asset or liability. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets.

Factors and Trends That Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Recent revenue growth.   Our revenue has grown more rapidly in recent years. From 2003 to 2005, our revenue grew from $42.0 million to $80.7 million, representing a compound annual growth rate of  38.5%. From 2004 to 2005, our revenue increased by approximately 30.8%. The principal driver of our recent revenue growth has been increased sales of our standard products, which we believe are attributable primarily to the introduction of new products, which expanded the breadth and diversity of our standard product offerings, the growing market acceptance of the standard products we introduced in prior periods, and the expansion of our domestic and international sales efforts. Although we believe we have multiple opportunities for additional revenue growth and are planning our business accordingly, we do not expect our revenue will continue to grow at rates as high as those we have recently experienced. Over our 20-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004 and 2005. Over the long term, from our first full year of operations in 1986 through 2005, our annual revenue has grown at a compound annual rate of 36%. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable, as, and if, our revenue continues to increase to higher levels. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced recently, and in establishing planned levels of operating expenses we have not assumed that they will do so.

Gross margin improvement.   One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. In the last three years our gross margins have increased from 60.0% in 2003 to 63.2% in 2004 and 68.1% in 2005. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

Our gross margin in any period is significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, by the timing of expenditures, such as the cost of pre-production wafers, that are included as indirect costs in our cost of revenue, by variations in overhead absorption rates and other manufacturing efficiencies, by changes in costs of materials and by numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing  yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. Other conditions that could cause our gross margin to fluctuate include competition in the markets into which we sell our products, and industry demand. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

Purchasing patterns of our standard products.   A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and end markets. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue, in any quarter.

Relationships with major customers.   We have historically depended on a small number of customers for a large percentage of our annual revenue. The composition of this group can change from year to year. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 59.9% in 2003, 49.2% in 2004 and 42.8%% in 2005. In 2005, sales to Boeing accounted for 16.0% of our revenue. In 2004, sales to Boeing accounted for 14.5% of our revenue, and sales to Motorola accounted for 12.0% of our revenue. In 2003, sales to Boeing accounted for 17.0% of our revenue, and sales to Wistron NeWeb accounted for 11.9% of our revenue. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics.

Challenges.   In pursuing the market opportunities before us, we face a number of challenges. Among the challenges that we think are most significant are the following:

•       Need for continued product and technology innovation.   We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us significant competitive advantage and have contributed significantly to our recent revenue growth. For example, the number of new standard catalog products we have introduced each year has increased from 54 in 2003, to 66 in 2004 and 80 in 2005. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry, and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures by us.

•       Need to meet customer demand for on-time delivery and high quality.   The success of our business also depends on our continued ability to supply our products on time and in quantities adequate to meet our customers’ requirements, while maintaining the high standards of quality and reliability that our customers require. Our senior management spends a significant amount of its time on these key operational issues, and we devote substantial resources to our efforts to ensure our sources of supply and to improve our manufacturing and quality control processes.

•       Need to continue to expand the diversity of our customer base, end markets and target applications.   The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand. For example, our revenue growth rate was largely flat in 2001 and 2002 as a result of a downturn in the telecommunications industry. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and end markets and the range of applications that our products address.

•       Management of growth.   We recognize that if our business plans are successful, we may be required to manage a larger and rapidly growing enterprise. Following our July 2005 initial public offering, we are also now required to meet the reporting, regulatory and other obligations of a public company, which has imposed new burdens on management and involves additional costs that we have not historically borne.

Results of Operations

The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$80,677	$61,671	$42,033
Cost of revenue	25,715	22,670	16,823
Gross profit	54,962	39,001	25,210
Operating expenses:
Research and development	10,800	7,665	6,638
Sales and marketing	8,648	7,716	5,302
General and administrative	3,408	2,922	1,980
In-process research and development	1,778	—	—
Total operating expenses	24,634	18,303	13,920
Income from operations	30,328	20,698	11,290
Interest income	1,090	232	189
Interest expense	(54)	(87)	(187)
Income before income taxes	31,364	20,843	11,292
Provision for income taxes	10,286	7,429	4,070
Net income	$21,078	$13,414	$7,222

	Years Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	31.9	36.8	40.0
Gross profit	68.1	63.2	60.0
Operating expenses:
Research and development	13.4	12.4	15.8
Sales and marketing	10.7	12.5	12.6
General and administrative	4.2	4.7	4.7
In-process research and development	2.2	—	—
Total operating expenses	30.5	29.6	33.1
Income from operations	37.6	33.6	26.9
Interest income	1.3	0.4	0.4
Interest expense	(0.0)	(0.1)	(0.4)
Income before income taxes	38.9	33.9	26.9
Provision for income taxes	12.7	12.0	9.7
Net income	26.1%	21.9%	17.2%

r

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue.   Our revenue increased $19.0 million, or 30.8%, to $80.7 million in 2005 from $61.7 million in 2004. This growth in revenue was attributable to increased sales to customers of both our standard and custom products, primarily to the military, microwave and millimeterwave communications and cellular infrastructure end markets, which we believe is attributable to the increased breadth of our product offering and the market acceptance of products which we introduced in prior years. We believe the increase in geographic scope and effectiveness of our marketing and sales efforts, including the increase in third party sales representatives worldwide and the expansion of our sales offices in China, Germany, Korea and the United Kingdom, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 46% in 2005 compared with 50% in 2004.

Cost of revenue and gross margin.   Our cost of revenue increased $3.0 million, or 13.4%, to $25.7 million in 2005, from $22.7 million in 2004, as a result of the increase in sales volumes. Our gross margin increased to 68.1% in 2005 from 63.2% in 2004. The increase in our gross margin is primarily attributable to an improved product mix, including increased unit sales of higher margin products such as our new amplifier products, a decrease in direct production material costs, an increase in lower volume orders on which we offer lower discounts, favorable absorption of our fixed manufacturing costs as a result of increased volume, and lower spending for indirect manufacturing materials, including pre-production masks and evaluation materials.

Research and development expense.   Research and development expense increased $3.1 million, or 40.9%, to $10.8 million in 2005, from $7.7 million in 2004, and represented 13.4% of our revenue in 2005 compared with 12.4% in 2004. The increase in our research and development expense was primarily attributable to a $1.9 million increase in personnel costs due to increased headcount, a $0.9 million increase in spending on development materials, and a $0.3 million increase in equipment and other expenses. Each component of the total increase in research and development expense was attributable in part to the acquisition of Q-Dot, Inc. on August 30, 2005. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense.   Sales and marketing expense increased $0.9 million, or 12.1%, to $8.6 million in 2005, from $7.7 million in 2004, and represented 10.7% of our revenue in 2005 compared with 12.5% in 2004. The increase in our sales and marketing expense was primarily attributable to a $0.8 million in personnel costs associated with the expansion of our worldwide direct sales and marketing organization and a $0.4 million increase in travel costs. This was partially offset by a $0.2 million decrease in sales commissions, attributable to a reduction in orders subject to commissions, and a $0.1 million decrease related to advertising, trade shows and other marketing-related activities. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense.   General and administrative expense increased $0.5 million, or 16.6%, to $3.4 million  in 2005, from $2.9 million in 2004 and represented 4.2% of our revenue in 2005 compared with 4.7% in 2004. The increase our general and administrative expense was primarily attributable to $0.5 million dollar increase in personnel costs, and professional fees associated with operating and compliance as a public company. We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with operations and compliance as a public company.

In-process research and development.   Our results of operations in 2005 included an in-process research and development charge of $1.8 million related to the acquisition of Q-Dot, Inc.  This charge represents the estimated fair value of Q-Dot’s in-process research and development projects. These projects were valued using the income approach, based on estimated after-tax cash flows discounted at rates of 25-40%, based on the stage of completion and remaining risks, and an estimated $2.6 million of costs to complete these projects through 2008.

Interest income and interest expense.   Interest income was $1.1 million in 2005 compared to $0.2 million in 2004. The increase in interest income was attributable to both an increase in cash and investments held by the Company and an increase in interest rates earned. Interest expense was $0.1 million in both 2005 and 2004.

Provision for income taxes.   Our provision for income taxes increased $2.9 million, to $10.3 million in 2005, from $7.4 million in 2004, representing an effective tax rate of 32.8% in 2005 and 35.6% in 2004. The lower effective tax rate for 2005 reflects the impact of tax incentives related to the extraterritorial income exclusion and the new domestic manufacturing deduction provided under the American Jobs Creation Act of 2004, as well as changes in estimates for certain tax credits. We expect our effective tax rate for 2006 to be higher than the 32.8% effective tax rate for 2005.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenue.   Our revenue increased $19.6 million, or 46.7%, to $61.7 million in 2004 from $42.0 million in 2003. This increase was primarily attributable to a higher volume of sales of standard products. We believe that the growth in sales of our standard products is attributable primarily to increased breadth of our standard product offerings and market acceptance of standard products we introduced in prior years. We believe that the increased geographical scope and effectiveness of our marketing and sales efforts, due to the increase in the number of our third-party sales representatives worldwide and the opening or expansion of our sales offices in China, Germany, Korea and the United Kingdom, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 50% of our revenue in 2004, compared to 51% in 2003.

Cost of revenue and gross margin.   Our cost of revenue increased $5.8 million, or 34.8%, to $22.7 million in 2004 from $16.8 million in 2003, as a result of increased sales volumes. Our gross margin increased to 63.2% in 2004 from 60.0% in 2003. The increase in our gross margin is primarily attributable to increased unit sales of higher margin products, such as our new amplifier products, and to an increased number of lower volume orders, on which we offer lower discounts. In addition, reductions in our cost of materials and more favorable absorption of fixed manufacturing costs as a result of our increased production volume contributed to the improvement in our gross margin. These factors were partially offset by a $2.3 million increase in indirect manufacturing costs attributable to purchases of indirect manufacturing materials such as pre-production masks and evaluation materials.

Research and development expense.   Research and development expense increased $1.0 million, or 15.5%, to $7.7 million in 2004, from $6.6 million in 2003, and represented 12.4% of our revenue in 2004, compared to 15.8% in 2003. The increase in our research and development expense was primarily attributable to a $0.5 million increase in personnel costs due to increased headcount, and a $0.4 million increase in spending on development materials. Because the rate of growth in our revenue in 2004 exceeded that of our research and development spending, research and development expense decreased as a percentage of our revenue.

Sales and marketing expense.    Sales and marketing expense increased $2.4 million, or 45.5%, to $7.7 million in 2004, from $5.3 million in 2003, and represented 12.5% of our revenue in 2004 compared to 12.6% in 2003. The increase in our sales and marketing expense was primarily attributable to a $1.6 million increase in sales commissions as a result of revenue growth, and $0.7 million in additional personnel costs associated with the expansion of our worldwide direct sales organization and in-house marketing group.

General and administrative expense.   General and administrative expense increased $0.9 million, or 47.6%, to $2.9 million in 2004, from $2.0 million in 2003, and represented 4.7% of our revenue in each of 2004 and 2003. The increase in our general and administrative expense was primarily due to a $0.3 million increase in personnel costs, a $0.2 million increase in professional fees and relocation costs associated with the move to our new headquarters facility in Chelmsford, Massachusetts, and the accrual of a $0.2 million reserve for a contingent liability.

Interest income and interest expense.   Interest income was $0.2 million in 2004 and 2003. Interest expense decreased from $0.2 million in 2003 to $0.1 million in 2004, as a result of partial repayment of our bank debt and the retirement of our capital equipment leases.

Provision for income taxes.   Our provision for income taxes increased $3.4 million, to $7.4 million in 2004, from $4.1 million in 2003, representing an effective tax rate of 35.6% in 2004 and 36.0% in 2003.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2005 consisted of our cash and cash equivalents of $40.6 million, short-term available-for-sale investments of $22.1 million and a $5.0 million credit facility, from which we had no borrowings outstanding as of December 31, 2005.

For the year ended December 31, 2005, cash provided by our operations was $26.4 million, of which the principal components were our net income of $21.1 million and noncash charges of $5.6 million. A net increase in deferred taxes of $1.3 million was offset in part by a net decrease in operating assets and liabilities of $1.1 million. We invested $3.4 million in the purchase of capital equipment, primarily for production and engineering equipment, as well as engineering design software and facility improvements. In addition, we invested $22.1 million in short-term available-for-sale investments. We received $0.7 million from the exercise of stock options, and repaid $0.4 million of our note payable.

For the year ended December 31, 2004, as a result of the growth in product sales and the related increase in operations, cash from operations was $14.8 million. This was primarily due to net income of $13.4 million, a $1.2 million increase in deferred revenue and customer advances, and a $1.1 million net increase in accounts payable, accrued expenses and income taxes payable. This was offset by a $3.0 million use of cash as a result of increased accounts receivable and a $1.7 million use of cash due to an increase in our inventory. We also used cash of $9.7 million in the purchase of our new headquarters facility and equipment. We used $0.8 million to repay debt and capital leases.

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

We believe that our cash and cash equivalents, short-term available-for-sale investments and cash generated from our operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Backlog

Purchasers of our products typically do not enter into long-term purchase contracts with us, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. We include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, and long-term production contracts that require longer than 12 months to perform. At December 31, 2005, our backlog was $36.9 million, compared to $24.8 million at December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”)”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of and Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R. Effective January 1, 2006, the Company adopted SFAS 123R utilizing the “modified prospective” method. The Company expects the adoption of SFAS 123R to have a material adverse impact on net income and net income per share and is currently in the process of evaluating the extent of such impact.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”

(“SFAS 154”). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a material effect on our financial position or our results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” which clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The AJCA resulted in a 2005 tax benefit to the Company of approximately $300,000.

Contractual Obligations

At December 31, 2005, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt	$605	$388	$217	$—	$—
Operating leases	431	220	193	18	—
Total	$1,036	$608	$410	$18	$—

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, our debt and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk.   The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short term paper in a variety of investments, consisting primarily of bank deposits, money market funds and short-term government funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facility. The interest rate on our existing bank debt is currently fixed and therefore exposes us to limited market risk. Our bank credit facility is comprised of a $4.0 million revolving credit arrangement for working capital and a $1.0 million equipment credit line and has an interest rate that is primarily variable. At December 31, 2005, there were no borrowings on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

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

Item 8.                        Financial Statements and Supplementary Data

This information is incorporated by reference from pages F-1 through F-23 of this report.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls

Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our chief executive officer and chief financial officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information regarding directors set forth under the caption “Management” appearing in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2006 (the “Definitive Proxy Statement”) is incorporated herein by reference.

The information regarding our code of ethics and audit committee set forth under the caption “Board of Directors and Committees of the Board” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 11.                 Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

The information set forth under the caption “Principal Accounting Fees and Services” appearing in our Definitive Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of December 31, 2005 and 2004

•       Consolidated Statements of Operations for the years ending December 31, 2005, 2004 and 2003

•       Consolidated Statements of Shareholders’ Equity for the years ending December 31, 2005, 2004 and 2003

•       Consolidated Statements of Cash Flows for the years ending December 31, 2005, 2004 and 2003

•       Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted as they are either not required or the information is otherwise included.

(b) Exhibits

Documents listed below, except for documents followed by parenthetical references, are being filed as exhibits. Documents followed by parenthetical references are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC. Our file number under the Act is 000-51448.

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
10.1

Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).

10.2

Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).

10.3

Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).

10.4

2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).

10.5

Registration Rights Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation, Dr. Yalcin Ayasli and the holders of Hittite Microwave Corporation’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-124664).

10.6

Agreement of Purchase and Sale of 20 Alpha Road, Chelmsford, Massachusetts, dated April 16, 2004, by and between Hittite Microwave Corporation and W9/TIB III Realty, L.L.C. (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-124664).

10.7

Equipment and Commercial Revolving Line of Credit Agreement, dated September 30, 2001, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-124664)

10.8

Security Agreement, dated September 30, 2001, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-124664).

10.9

First Amendment to Equipment and Commercial Revolving Line of Credit Agreement and Ratification of Loan Documents, dated June 25, 2003, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-124664).

10.10

Second Amendment to Equipment and Commercial Revolving Line of Credit Agreement and Ratification of Loan Documents, dated July 7, 2004, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-124664).

10.11

Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Cosmo Trapani (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-124664).

10.12

Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Bruce Evans (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-124664).

10.13

Stock Purchase Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation and the holders of Hittite Microwave Corporation’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, File No. 333-124664).

10.14

Noncompete Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Dr. Yalcin Ayasli (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-124664).

10.15

Noncompete Agreement, dated April 5, 2002, by and between Hittite Microwave Corporation and Norm Hildreth (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-124664).

10.16

Non-solicitation Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Stephen G. Daly (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-124664).

10.17

Non-solicitation Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Michael J. Koechlin (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, File No. 333-124664).

10.18

Proprietary Information, Confidentiality and Inventions Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Dr. Yalcin Ayasli (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-124664).

10.19

Proprietary Information, Confidentiality and Inventions Agreement, dated June 17, 1996, by and between Hittite Microwave Corporation and Stephen Daly (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-124664).

10.20

Proprietary Information, Confidentiality and Inventions Agreement, dated February 18, 1992, by and between Hittite Microwave Corporation and Norm G. Hildreth (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-124664).

10.21

Proprietary Information, Confidentiality and Inventions Agreement, dated December 13, 1999, by and between Hittite Microwave Corporation and Michael Koechlin (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-124664).

10.22

Noncompete Agreement, dated March 1, 2001, by and between Hittite Microwave Corporation and William Boecke (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, File No. 333-124664).

10.23

Proprietary Information, Confidentiality and Inventions Agreement, dated March 1, 2001, by and between Hittite Microwave Corporation and William Boecke (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-124664).

10.24	Proprietary Information, Confidentiality and Inventions Agreement, dated May 4, 2004, by and between Hittite Microwave Corporation and Brian J. Jablonski.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2006.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. DALY	Chairman of the Board, President	March 24, 2006
Stephen G. Daly	and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM W. BOECKE	Vice President, Chief Financial	March 24, 2006
William W. Boecke	Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ YALCIN AYASLI	Founder, Director and Chairman	March 24, 2006
Yalcin Ayasli	Emeritus
/s/ BRUCE R. EVANS	Director	March 24, 2006
Bruce R. Evans
/s/ RICK D. HESS	Director	March 24, 2006
Rick D. Hess
/s/ COSMO S. TRAPANI	Director	March 24, 2006
Cosmo S. Trapani
/s/ FRANKLIN WEIGOLD	Director	March 24, 2006
Franklin Weigold

HITTITE MICROWAVE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 23, 2006

HITTITE MICROWAVE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$40,559	$24,548
Available-for-sale investments	22,082	—
Accounts receivable, net of allowance for doubtful accounts of $244 and $396, respectively	9,789	10,119
Inventories	4,876	5,437
Deferred costs	284	276
Prepaid expenses and other current assets	612	291
Deferred taxes	2,238	1,188
Total current assets	80,440	41,859
Property and equipment, net	13,417	13,225
Other assets	540	147
Total assets	$94,397	$55,231
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,290	$2,244
Accrued commissions	798	699
Accrued payroll	576	403
Accrued other expenses	2,392	1,587
Customer advances	1,428	1,209
Deferred revenue	1,587	1,730
Income taxes payable	1,241	630
Current portion of long-term debt	366	366
Total current liabilities	9,678	8,868
Long-term debt	213	579
Deferred taxes	1,176	1,470
Total liabilities	11,067	10,917
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $.01 par value: no shares authorized or outstanding at December 31, 2005; 5,000 shares authorized and 1,289 shares issued and outstanding at December 31, 2004, stated at liquidation value	—	20,591
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2004
Common stock, $.01 par value: 200,000 shares authorized; 28,684 and 22,325 shares issued and outstanding at December 31, 2005 and 2004, respectively	287	223
Additional paid-in capital	75,388	23
Accumulated other comprehensive income (loss)	(48)	57
Deferred compensation	(1,566)	—
Treasury stock at cost, 12 shares	(95)	—
Retained earnings	9,364	23,420
Total stockholders’ equity	83,330	23,723
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$94,397	$55,231

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenue	$80,677	$61,671	$42,033
Cost of revenue	25,715	22,670	16,823
Gross profit	54,962	39,001	25,210
Operating expenses:
Research and development	10,800	7,665	6,638
Selling and marketing	8,648	7,716	5,302
General and administrative	3,408	2,922	1,980
In-process research and development	1,778	—	—
Total operating expenses	24,634	18,303	13,920
Income from operations	30,328	20,698	11,290
Interest income	1,090	232	189
Interest expense	(54)	(87)	(187)
Income before income taxes	31,364	20,843	11,292
Provision for income taxes	10,286	7,429	4,070
Net income	21,078	13,414	7,222
Accretion on redeemable convertible preferred stock	944	1,525	1,412
Net income attributable to common stockholders	$20,134	$11,889	$5,810
Earnings per share attributable to common stockholders:
Basic	$0.76	$0.48	$0.24
Diluted	$0.71	$0.45	$0.23
Weighted average shares outstanding:
Basic	25,085	22,246	22,235
Diluted	26,822	23,707	22,739

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Deferred	Retained	Total Stockholders’	Comprehensive
Shares	Amount	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Equity	Income

Balance, December 31, 2002	22,235	$222	$10	$5,721	$5,953
Foreign currency translation			6		6	$6
Accretion on redeemable convertible preferred stock				(1,412)	(1,412)
Net income				7,222	7,222	7,222
Comprehensive income						$7,228
Balance, December 31, 2003	22,235	222	16	11,531	11,769
Exercise of stock options	90	1			$23				24
Foreign currency translation						41			41	41
Accretion on redeemable convertible preferred stock								(1,525)	(1,525)
Net income								13,414	13,414	13,414
Comprehensive income										$13,455
Balance, December 31, 2004	22,325	223			23	57		23,420	23,723
Exercise of stock options	454	5			645				650
Foreign currency translation						(102)			(102)	(102)
Accretion on redeemable convertible preferred stock								(944)	(944)
Net income								21,078	21,078	21,078
Dividend declared and paid								(34,190)	(34,190)
Initial public offering of common stock	3,375	34			51,596				51,630
Conversion of redeemable convertible preferred stock	2,415	24			21,510				21,534
Issuance of restricted common stock, net of forfeitures	115	1	(3)		1,614		$(1,615)
Amortization of deferred compensation on restricted common stock							49		49
Purchase of common stock			(9)	$(95)					(95)
Unrealized losses on available-for-sale investments, net of tax						(3)			(3)	(3)
Comprehensive income										$20,973
Balance, December 31, 2005	28,684	$287	(12)	$(95)	$75,388	$(48)	$(1,566)	$9,364	$83,330

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$21,078	$13,414	$7,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,485	3,057	2,298
Amortization	52	48	59
Provision for doubtful accounts	—	47	41
Provision for inventory obsolescence	220	(58)	241
Deferred taxes	(1,344)	721	115
Stock-based compensation	49	—	—
In-process research and development	1,778	—	—
Changes in operating assets and liabilities:
Accounts receivable	380	(2,958)	(968)
Inventory	341	(1,670)	93
Deferred costs	(8)	54	(220)
Other assets	(196)	(114)	(141)
Deferred revenue and customer advances	25	1,188	1,088
Accounts payable	(963)	671	506
Accrued expenses	908	1,000	506
Income taxes payable	612	(579)	42
Net cash provided by operating activities	26,417	14,821	10,882
Cash flows from investing activities:
Purchases of property and equipment	(3,429)	(9,701)	(2,983)
Purchases of available-for-sale investments	(22,085)	—	—
Acquisition of Q-Dot	(2,469)	—	—
Other investing activities	(30)	(78)	5
Net cash used in investing activities	(28,013)	(9,779)	(2,978)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	51,630	—	—
Dividends paid	(34,190)	—	—
Purchase of company common stock	(95)	—	—
Repayment of note payable	(366)	(366)	(2,253)
Repayment of capital leases	—	(421)	(1,138)
Proceeds from exercise of stock options	650	24	—
Net cash provided by (used in) financing activities	17,629	(763)	(3,391)
Effect of exchange rate changes on cash and cash equivalents	(22)	48	22
Net increase in cash and cash equivalents	16,011	4,327	4,535
Cash and cash equivalents, beginning of year	24,548	20,221	15,686
Cash and cash equivalents, end of year	$40,559	$24,548	$20,221
Supplemental cash flow information:
Cash paid for interest	$46	$83	$180
Cash paid for taxes	10,726	7,104	3,951
Acquisition of equipment under capital leases	—	—	830

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of the Business

Hittite Microwave Corporation (the “Company”) designs and develops high performance integrated circuits, modules and subsystems for technically demanding radio frequency, microwave and millimeterwave applications. The Company’s products are used in a variety of applications and markets, including automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space, and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company is headquartered and has its primary design and manufacturing center in Chelmsford, MA. In addition, the Company operates design centers in Colorado Springs, CO, and Istanbul, Turkey, and has sales offices in China, Germany, Korea, and the United Kingdom.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Hittite Microwave Corporation and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of the Company’s products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. The Company maintains a reserve for potential returns or allowances on these sales. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company’s sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the domestic distributor.

Revenue from contracts with the United States government or its subcontractors and some commercial customers is recorded under the provisions of the American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, revenue from these contracts is recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Estimated earnings in excess of amounts billed are reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated profitability, including final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

The Company recognizes revenue from its customer-sponsored research and development contracts when billed in accordance with the terms of the contract and records its cost to perform the contract in cost of revenue in the period in which it records the related revenue.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available-for-Sale Investments

Cash equivalents include money market funds, as well as municipal commercial paper, notes and bonds with  maturities of three months or less at the time of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

Available-for-sale investments include municipal commercial paper, notes and bonds, and are carried at market value, based on quoted market prices. Unrealized gains and losses, net of related tax effects, are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in interest income.

Available-for-sale investments at December 31, 2005 had amortized cost of $22,085,000 and market value of $22,082,000, reflecting $3,000 of unrealized losses and no unrealized gains. All investments at December 31, 2005 had remaining maturities of less than one year. There were no realized gains or losses during the year ended December 31, 2005.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2002	$308
Provision	41
Utilization	—
Balance at December 31, 2003	349
Provision	47
Utilization	—
Balance at December 31, 2004	396
Provision	—
Utilization	(152)
Balance at December 31, 2005	$244

Inventories

Inventory is stated at the lower of cost (first-in, first-out method) or market and includes materials, labor and manufacturing overhead. The Company maintains a reserve for excess or obsolete inventory. The reserve is based on our assessment of inventory materials on hand, including a comparison of those inventory balances with estimated future usage. In addition, the Company reviews the inventory and compares part costs with current market value and writes down any part with costs in excess of current market value to its net realizable value.

Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2002	$1,675
Provision	241
Utilization	—
Balance at December 31, 2003	1,916
Provision	—
Utilization	(299)
Balance at December 31, 2004	1,617
Provision	220
Utilization	(126)
Balance at December 31, 2005	$1,711

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method applied over the estimated useful lives of the assets, as follows:  machinery and equipment, three to five years; furniture and fixtures, five years; vehicles, five years; and building, building improvements, and related specialty assets, seven to 30 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets.

Cost of additions and improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired, the related cost and accumulated allowances are removed from the accounts, and any gain or loss is reflected in income.

Long-Lived Assets

The Company had no goodwill prior to recording $289,000 of goodwill in connection with its acquisition of Q-Dot, Inc. on August 30, 2005. The Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that it may be impaired. No impairment resulted from this evaluation in 2005.

The Company evaluates the recovery of other held-for-use long-lived assets whenever there is an indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value.

An impairment review of goodwill or other long-lived assets could be prompted by significant changes in the manner in which the Company uses the asset, negative industry or economic trends or underperformance relative to projected operating results.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”  (APB 25) and related interpretations.

Under the intrinsic value method of APB 25, when the exercise price of an employee stock award equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Compensation expense under APB 25 is recognized as a result of the issuance of restricted stock, and if stock options are granted with an exercise price below fair market value on the date of grant.

The Company is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges based on the fair value of the awards. The Company has estimated the fair value of its stock options by applying a present value approach which does not consider expected volatility of the underlying stock (“minimum value method”) using the following assumptions:

	2005	2004	2003
Expected life	4.6 years	—	7 years
Risk-free interest rate	3.72%- 4.44%	—	3.71%
Dividend yield	0.00%	—	0.00%

Based on these assumptions, the weighted average grant date fair value of options granted in 2005 and 2003 was estimated to be $6.92 and $1.20, respectively. No options were granted in 2004. Had compensation cost for employee stock-based awards been determined based on these fair values, consistent with the provisions of SFAS 123, the Company’s net income would have been decreased as indicated below:

	2005	2004	2003
	(in thousands, except per share data)
Net income attributable to common stockholders:
As reported	$20,134	$11,889	$5,810
Add: Stock-based compensation expense included in reported net income, net of tax	49	—	—
Deduct: Total stock-based compensation expense determined using fair value method for all awards, net of tax	(1,508)	(760)	(762)
Pro forma net income attributable to common stockholders using the fair value method	$18,675	$11,129	$5,048
Basic earnings per share attributable to common shareholders—as reported	$0.76	$0.48	$0.24
Basic earnings per share attributable to common shareholders—pro forma	$0.71	$0.45	$0.20
Diluted earnings per share attributable to common shareholders—as reported	$0.71	$0.45	$0.23
Diluted earnings per share attributable to common shareholders—pro forma	$0.66	$0.42	$0.20
Weighted average shares outstanding:
Basic	25,085	22,246	22,235
Diluted	26,822	23,707	22,739

The estimated fair values of the employee stock options have been amortized to expense using the straight-line method over the vesting period in the above pro forma information. The pro forma effect of applying SFAS No. 123 for the periods presented is not necessarily representative of the effect to be expected in future years.

Foreign Currency Translation

The Company has determined that the functional currency of each foreign operation is the respective local currency. Transactions in a foreign currency are recorded at the rate of exchange on the date of the transaction. Assets and liabilities at year-end are translated at the rate of exchange in effect at the period-end. Revenue and expenses are translated at average rates of exchange in effect during the year. Translation gains or losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency in other than the functional currency are included in the results of operations as incurred.

Fair Value of Financial Instruments

The carrying amounts in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate fair value due to their short-term nature. Available-for-sale investments are carried at fair value,  based on quoted market prices. The fair value of the Company’s long-term debt does not differ materially from its carrying value.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of cumulative foreign currency translation adjustments and, for the year ended December 31, 2005, unrealized losses, net of taxes, on available-for-sale investments.

Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2005	2004
	(in thousands)
Cumulative foreign currency translation adjustment	$(45)	$57
Unrealized losses on available-for-sale investments	(3)	—
	$(48)	$57

Stock Split

On June 29, 2005, the Company effected a 1.874-for-one stock split of its common stock, in the form of a dividend of 0.874 shares of common stock on each share of common stock outstanding at the close of business on June 24, 2005. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split for all periods presented.

Earnings Per Share

Basic and diluted net income per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share” and related interpretation Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income available to common stockholders excludes accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the Series A Preferred Stock. Diluted net income per share assumes the conversion of the Series A Preferred Stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.

Risks and Uncertainties

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash, cash equivalents and available-for-sale investments with high credit quality  financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2005 and 2004, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website, and through a distributor. The Company performs credit checks, and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. Three customers accounted for 15%, 11% and 11%, respectively, of the Company’s outstanding accounts receivable balance at December 31, 2005. Two customers accounted for 22% and 13%, respectively, of the Company’s outstanding accounts receivable balance at December 31, 2004.

The Company typically relies on a single foundry for the production of the semiconductor wafers used in a particular product. The Company also relies on a small number of subcontractors, primarily in Asia, to package some of its products, particularly those that utilize standard plastic packages. Reliance on these vendors involves several risks, including reduced control over the Company’s manufacturing costs, delivery times, reliability and process quality, which can adversely affect product quality, and the possible misappropriation of the Company’s technology. Any of these factors could adversely effect the Company’s results of operations or financial condition.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred assets will not be realized.

Research and Development

Internal research and development expenditures are expensed as incurred , and consist of personnel costs, development materials, license fees, and other related costs. During the years ended December 31, 2005, 2004 and 2003, the Company incurred $1,573,000, $1,341,000, and $257,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as revenue and cost of revenue. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes, and know-how.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (SFAS 123R)”. SFAS 123R requires all share-based payments to employees,

including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of and Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R. Effective January 1, 2006, the Company adopted SFAS 123R utilizing the “modified prospective” method. The Company expects the adoption of SFAS 123R to have a material adverse impact on net income and net income per share and is currently in the process of evaluating the extent of such impact.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a material effect on our financial position on our results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income inclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” (FSP FAS 109-1), which clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). The AJCA resulted in a 2005 tax benefit to the Company of approximately $300,000.

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

This acquisition was accounted for using the purchase method of accounting. Accordingly, Q-Dot’s operating results have been included from the date of acquisition. The allocation of the purchase price was based on the estimated fair value of the acquired net assets and in-process research and development. The purchase price exceeded the estimated fair value of the acquired net assets and in-process research and development, resulting in $289,000 of goodwill, which is included in other assets in the accompanying consolidated balance sheet at December 31, 2005. In accordance with SFAS 141, “Business Combinations,” no amortization is recorded on this goodwill in the accompanying statements of operations; however it is amortized over 15 years for federal tax purposes.

The Company’s results of operations for 2005 include a $1,778,000 charge for acquired in-process research and development, representing the estimated fair value of Q-Dot’s in-process research and development projects in the areas of DDS, ADC and DAC. These projects were valued using the income approach, based on estimated after-tax cash flows discounted at rates of 25-40%, based on the stage of completion and remaining risks, and an estimated $2.6 million of costs to complete these projects through the end of 2008.

The Company estimates that these projects were 20-65% complete at the time of the acquisition. The risks and uncertainties inherent in the attainment of completion and the estimated costs to complete each project include, but are not limited to, the difficulty of predicting the duration of product development and the risk that changes in the product requirements will result in unexpected redesign activity.

The $2,469,000 purchase price was allocated as follows (in thousands):

Fixed assets	$249
Other assets	227
Current liabilities	(74)
Net tangible assets acquired	402
In-process research and development	1,778
Goodwill	289
$2,469

Pro forma results of operations are not presented because the results of Q-Dot prior to the acquisition date are not material.

4.                 Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2005	2004
	(in thousands)
Commercial—billed	$6,732	$6,676
U.S. government:
Billed	2,530	3,146
Unbilled	679	682
Retainage	92	11
Less: Allowance for doubtful accounts	(244)	(396)
	$9,789	$10,119

5.                 Inventories

Inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Finished goods	$1,913	$1,352
Work in process	1,781	1,585
Raw materials	1,182	2,500
	$4,876	$5,437

6.                 Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2004
	(in thousands)
Land and building	$5,790	$5,767
Machinery and equipment	22,846	20,229
Furniture and fixtures	415	332
Vehicles	36	36
	29,087	26,364
Less: Accumulated depreciation and amortization	15,670	13,139
Net property and equipment	$13,417	$13,225

Depreciation and amortization expense was $3,485,000, $3,057,000 and $2,298,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.                 Lines of Credit

The Company has a revolving line of credit (the “Revolving Line”), providing for a maximum availability of $4,000,000. Borrowings under the Revolving Line are due on demand and bear interest at the prime rate minus 0.5% (6.75% at December 31, 2005). The Revolving Line is collateralized by all business assets of the Company. As of December 31, 2005, there were no drawdowns on this line of credit. The Company has an equipment line of credit (the “Equipment Line”), to provide for a maximum of $1,000,000 for the purchase of certain capital equipment. Borrowings under the Equipment Line bear interest at prime or a fixed rate of LIBOR plus 2.0%. As of December 31, 2005, there were no drawdowns on this line of credit. Financial covenants under this agreement include tangible net worth levels, leverage ratios and debt service ratio requirements. At December 31, 2005 and 2004, the Company was in compliance with all covenants under this agreement.

8.                 Long-Term Debt

The Company has entered into a term note agreement with a bank requiring monthly principal payments of $30,000. Indebtedness under the term note agreement is collateralized by all business assets of the Company. The terms of the term note agreement provide for the maintenance of certain financial covenants, substantially similar to the covenants required under the Equipment Line. At December 31, 2005 and 2004, the Company was in compliance with all covenants under this agreement. At December 31, 2005 and 2004, a term note bearing interest at 5.4% per annum was outstanding under this agreement, with an amount due of $579,000 at December 31, 2005 and $945,000 at December 31, 2004.

Future minimum payments relating to this note are as follows (in thousands):

2006	$366
2007	213
Minimum future payments	579
Less current portion	366
Term note obligations, less current portion	$213

9.                 Commitments and Contingencies

Lease Arrangements

In 1999, the Company entered into an operating lease for office and research facilities. The Company was responsible for all tax, insurance, utility and maintenance costs associated with the facility. Rental expense was approximately $246,000 and $364,000 for the years ended December 31, 2004 and 2003, respectively. In September 2004, the Company terminated the lease in accordance with the terms of the agreement and had no further obligations under the lease at December 31, 2004.

The Company leases office space and equipment under operating leases in the United States and overseas. The following table summarizes future minimum rental payments under these leases as of December 31, 2005 (in thousands):

2006	$220
2007	129
2008	64
2009	18
2010	—
Later years	—
$431

Guarantees and Indemnifications

In November 2002, the FASB issued FIN No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 in 2003 did not have a material effect on the Company’s financial position or results of operations. The following is a summary of the Company’s agreements that it has determined are within the scope of FIN 45. As of December 31, 2005, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations.

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to certain of its directors. The Company has not been subject to any material claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of December 31, 2005 and 2004.

Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, product sales are accompanied by a one-year warranty period. These warranties cover factors such as nonconformance to specifications and defects in material and workmanship. Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered multiplied by the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2005 and 2004:

	2005	2004
	(in thousands)
Balance at beginning of year	$60	$50
Addition for new warranties	50	42
Deductions for payments made	(28)	(32)
Balance at end of year	$82	$60

Legal Proceedings

In September 2001, the United States Department of Commerce commenced an investigation to determine whether certain shipments of the Company’s products complied with applicable Export Administration Regulations. The Company subsequently was informed by the Department of Commerce that the Department of Commerce believed that shipments the Company made to certain customers in China, Latvia and Russia, during 2000 and 2001, having an aggregate value of approximately $10,000, lacked appropriate documentation or export licenses. In March 2006, the Company entered into a settlement agreement with the Department of Commerce pursuant to which it has paid a civil penalty in the amount of $221,000, which amount is included in other accrued expenses in the accompanying balance sheet. The Department of Commerce has agreed that it will not pursue any further remedies.

10.          Employee Notes Receivable

At December 31, 2005 and 2004, the Company has included in other assets the net balance of long-term notes receivable originally totaling $348,000 from 27 employees and $358,000 from 14 employees, respectively. The notes have maturity dates ranging from 2022 to 2025. Provided the employee remains with the Company, these notes are written off over a five-year period and recorded as additional compensation expense. The net balances of the notes outstanding are $96,000 for 2005 and $106,000 for 2004, respectively. All of the notes contain acceleration clauses and become due immediately if the employee ceases employment with the Company.

11.          Defined Contribution Plan and Trust Profit-Sharing Plan

The Company has established a defined contribution plan and trust profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Under the terms of the plan, the Company matches 100% of the participants’ contributions up to 10% of compensation effective January 1, 2005, and 7.5% of compensation prior to January 1, 2005. The Company may also make discretionary contributions to the plan. In 2005, 2004 and 2003, employer contributions were $1,016,000, $541,000 and $440,000, respectively.

12.          Redeemable Convertible Preferred Stock

In November 2000, the Company issued 1,288,628 shares of Series A redeemable convertible preferred stock at $11.64 per share in exchange for $15,000,000 in cash.

The holders of the Series A preferred stock were entitled to receive dividends at the compounded rate per annum of 8% on $11.64 per share, appropriately adjusted for stock dividends, stock splits or recapitalizations, when and if declared by the Board of Directors. Dividends on the preferred stock were cumulative. These dividends were accreted by charging retained earnings.

The Series A preferred stock was to automatically convert immediately upon the closing of the Company’s first underwritten public offering, subject to certain conditions. Alternatively, each share of preferred stock, at the option of the holder, was convertible into a number of fully paid shares of common stock as determined by dividing the preferred stock issue price by the conversion price in effect at that time.

In the event of a public offering not satisfying the required conditions, the merger or consolidation of the Company with another corporation, or the sale of substantially all of the assets of the Company, all the shares of Series A preferred stock would have become redeemable at an amount equal to the original purchase price plus accumulated and unpaid dividends, at the option of the holders of a majority of the then outstanding shares of Series A preferred stock.

In addition, each share of preferred stock could have been redeemed for cash on or after November 20, 2005 at an amount equal to the original purchase price plus accumulated and unpaid dividends, at the option of the holders of a majority of the then outstanding shares of Series A preferred stock. Related to the Company’s initial public offering, in July 2005, all of the shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of the Company’s common stock, such amount reflecting the 1.874-to-one stock split of the Company’s common stock, effected in June 2005. No accumulated dividends were paid.

A summary of activity in the Series A redeemable convertible preferred stock for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Shares	Redemption Value
Balance at December 31, 2002	1,288,628	$17,653,225
Accretion of Series A preferred stock dividends		1,412,258
Balance at December 31, 2003	1,288,628	19,065,483
Accretion of Series A preferred stock dividends		1,525,239
Balance at December 31, 2004	1,288,628	20,590,722
Accretion of Series A preferred stock dividends		943,187
Conversion of Series A preferred stock to common stock	(1,288,628)	(21,533,909)
Balance at December 31, 2005	—	$—

13.          Stockholders’ Equity

On June 29, 2005, the Company effected a 1.874-for-one stock split of its common stock, in the form of a dividend of 0.874 shares of common stock on each share of common stock outstanding at the close of business on June 24, 2005. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split for all periods presented.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors.

The Company has 5,000,000 shares of authorized but unissued, $.01 par value preferred stock. These shares may be issued upon approval of the Company’s Board of Directors, without stockholder approval, in one or more series, each of the series to have whatever rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, that the Board of Directors may determine. The rights of the holders of common stock will be affected by, and may be adversely affected by, the rights of holders of any such preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for others to acquire, or of discouraging others from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has not issued and has no current plans to issue any shares of this preferred stock.

Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	2005	2004	2003
	(in thousands, except per share data)
Basic earnings per share
Net income	$21,078	$13,414	$7,222
Accretion on redeemable convertible preferred stock	(944)	(1,525)	(1,412)
Amount allocated to preferred stockholders	(1,042)	(1,164)	(569)
Net income attributable to common stockholders—basic	$19,092	$10,725	$5,241
Weighted average common shares outstanding	25,085	22,246	22,235
Basic earnings per share	$0.76	$0.48	$0.24
Diluted earnings per share
Net income	$21,078	$13,414	$7,222
Accretion on redeemable convertible preferred stock	(944)	(1,525)	(1,412)
Amount allocated to preferred stockholders	(1,042)	(1,164)	(569)
Net income attributable to common stockholders—diluted	$19,092	$10,725	$5,241
Weighted average common shares outstanding	25,085	22,246	22,235
Assumed exercise of stock options	1,737	1,461	504
Adjusted weighted average shares—diluted	26,822	23,707	22,739
Diluted earnings per share	$0.71	$0.45	$0.23

Net income, after deduction for cumulative dividends on preferred stock, has been allocated to the common and preferred stock based on their respective rights to share in dividends. The 1,288,628 shares of preferred stock that were convertible into 2,414,887 shares of common stock were not included in diluted EPS under the if-converted method because to do so would have been antidilutive. Approximately 19,000 outstanding stock options were not included in the calculation of diluted EPS because to do so would have been antidilutive.

14.          Stock-Based Compensation Plans

The Company has a 1996 Stock Plan (the “1996 Plan”), pursuant to which the Company is authorized to grant to employees, directors, and consultants of the Company stock options to purchase up to 3,748,000 shares of common stock. The maximum allowable term of options granted under the 1996 Plan is ten years from the date of grant. On January 2, 2006, the 1996 Plan expired by its terms, such that no further awards may be granted under the 1996 Plan.

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. The 2005 Plan initially authorizes the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. No maximum term is set by the 2005 Plan, except with respect to certain stock options, for which a ten-year maximum is prescribed. A maximum of 6,559,000 shares of common stock are issuable under the 2005 Plan.

Under both the 1996 and 2005 plans, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board of Directors. Nonqualified stock options may be granted at a price no less than par value under the 1996 Plan, and at a price not less than fair market value under the 2005 Plan. Options granted to a shareholder who at the time of the grant owns, directly or indirectly, stock representing more than 10% of the voting power of the Company’s common stock, may not have a term exceeding five years from the date of grant. Additionally, the exercise price of such options shall not be less than 110% of the fair value of the common stock on the date of grant. Options currently outstanding under both plans vest over a period of five years.

At December 31, 2005, options to purchase an aggregate of 3,613,072 and 1,488,949 shares of common stock had been granted, and 134,928 and 761,051 shares were reserved for future grants, under the 1996 and 2005 Plans, respectively.

In 2005, the Company granted 114,928 shares of restricted common stock at a weighted average fair value of $21.99 under the 2005 Plan, of which 2,509 shares were forfeited and 112,419 are outstanding at December 31, 2005. The Company recognized $49,000 of compensation expense related to these awards in 2005. These shares vest over a period of five years.

Information related to all stock options granted by the Company under the 1996 and 2005 Plans is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,745,410	$4.53	2,929,062	$4.41	2,788,512	$4.37
Granted	1,374,021	17.26	—	—	252,990	5.34
Exercised	(454,248)	1.43	(89,952)	0.27	—	—
Forfeited/canceled	(39,370)	14.22	(93,700)	5.34	(112,440)	5.34
Outstanding at year-end	3,625,813	9.63	2,745,410	4.53	2,929,062	4.41
Options exercisable at year-end	1,884,504	5.09	1,864,630	4.19	1,484,208	3.69

The following table summarizes information about the Company’s stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.27	89,952	2.47	$0.27	89,952	$0.27
5.34	2,191,840	5.35	5.34	1,794,552	5.34
17.00	1,270,000	9.52	17.00	—	—
20.40	49,021	9.66	20.40	—	—
24.65	25,000	9.95	24.65	—	—
	3,625,813	6.83	9.63	1,884,504	5.09

All options granted in 2005 and 2003 were granted at fair value. No options were granted in 2004. Prior to the Company’s initial public offering of common stock in July 2005, the fair value of each option grant was determined by the Company’s Board of Directors. In reaching this determination at the time of each such grant, the Board considered a broad range of factors, including the Company’s historical financial performance and the Company’s future prospects.

15.          Income Taxes

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31:

	2005	2004
	(in thousands)
Deferred tax assets:
Inventory reserve	$656	$620
Reserve for bad debts and other receivables	151	152
Sales return reserve	157	161
Accrued vacation	162	121
Deferred revenue	395	—
In-process research and development	681	—
Other	35	19
Accrued commissions	1	115
Total deferred tax assets	$2,238	$1,188
Deferred tax liabilities:
Loss on sale of fixed assets	$(61)	$—
Depreciation and amortization	(1,115)	(1,470)
Total deferred tax liabilities	$(1,176)	$(1,470)

Income tax expense consists of the following:

	2005	2004	2003
	(in thousands)
Current income tax expense
Federal	$10,239	$6,187	$3,285
State	960	586	656
Foreign	355	204	14
Deferred income tax expense (benefit)
Federal	(1,150)	400	72
State	(118)	52	35
Foreign	—	—	8
	$10,286	$7,429	$4,070

In 2005, 2004 and 2003 domestic income before taxes was $30,817,000, $20,475,000 and $11,192,000, respectively, and foreign income before taxes was $547,000, $368,000 and $100,000, respectively.

The Company’s effective tax rates for 2005, 2004 and 2003 of 32.8%, 35.6% and 36.0%, respectively, differ from the federal statutory tax rate as follows:

	2005	2004	2003
Statutory rate	35.0%	34.0%	34.0%
State taxes	1.6	2.1	4.1
Extraterritorial income exclusion	(2.6)	(2.0)	(1.9)
Other permanent differences	(1.1)	0.6	0.7
Research and development credits	(0.9)	(1.3)	(0.9)
Other	0.8	2.2	—
	32.8%	35.6%	36.0%

16.          Segment, Major Customer and Geographic Information

The Company operates in one reportable segment: the design and development of integrated circuits, modules, and subsystems.

Revenue from one customer accounted for 16% of total revenue for the year ended December 31, 2005. Revenue from two customers accounted for 15% and 12%, respectively, of total revenue for the year ended December 31, 2004. Revenue from two customers accounted for 17% and 12%, respectively, of total revenue for the year ended December 31, 2003. It is impracticable for the Company to report its revenue by product or product line.

The following table summarizes the Company’s revenue by geographic region, based on the location to which the product was shipped:

	2005	2004	2003
	(in thousands)
United States	$43,289	$30,802	$20,798
International	37,388	30,869	21,235
Total revenue	$80,677	$61,671	$42,033

In 2005, revenue from no individual foreign country exceeded 10% of the Company’s total revenue. In 2004 and 2003, revenue from products shipped to Taiwan accounted for 10% and 23%, respectively, of the Company’s total revenue.

Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

17.          Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2005:	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenue	$17,854	$18,909	$21,186	$22,728
Gross profit	11,830	12,546	14,720	15,865
Net income attributable to common stockholders	3,805	4,219	4,998	7,113
Basic earnings per share attributable to common stockholders	0.15	0.17	0.18	0.25
Diluted earnings per share attributable to common stockholders	0.14	0.16	0.17	0.23

	First	Second	Third	Fourth
2004:	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenue	$13,748	$14,992	$15,986	$16,945
Gross profit	8,351	9,508	10,292	10,850
Net income attributable to common stockholders	2,298	2,855	3,290	3,447
Basic earnings per share attributable to common stockholders	0.09	0.12	0.13	0.14
Diluted earnings per share attributable to common stockholders	0.09	0.11	0.12	0.13

18.          Subsequent Event

In January 2006, the Company fully paid its term note for $585,000, including a $5,000 prepayment penalty.