Form 10-Q
period 2006-03-31
HITTITE MICROWAVE CORP
filed 2006-05-12
CIK 1130866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended: March 31, 2006

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
Yes  ☒  No  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 2, 2006, Hittite Microwave Corporation had 29,796,886 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

MARCH 31, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and March 31, 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1a.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$67,748	$40,559
Available-for-sale investments	11,081	22,082
Accounts receivable, net of allowance for doubtful accounts of $244 at March 31, 2006 and December 31, 2005	12,436	9,789
Inventories	6,792	4,876
Deferred costs	360	284
Income taxes receivable	2,337	—
Prepaid expenses and other current assets	620	612
Deferred taxes	2,539	2,238

Total current assets	103,913	80,440

Property and equipment, net	13,804	13,417
Other assets	494	540

Total assets	$118,211	$94,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,749	$1,290
Accrued commissions	881	798
Accrued payroll and benefits	2,252	576
Accrued other expenses	1,854	2,392
Customer advances	1,620	1,428
Deferred revenue	3,063	1,587
Income taxes payable	—	1,241
Current portion of long-term debt	—	366

Total current liabilities	11,419	9,678

Long-term debt	—	213
Deferred taxes	1,176	1,176
Total liabilities	12,595	11,067
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value: 200,000 shares authorized; 29,817 and 28,684 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	298	287
Additional paid-in capital	87,267	75,388
Accumulated other comprehensive loss	(35)	(48)
Deferred compensation	—	(1,566)
Treasury stock at cost, 22 and 12 shares at March 31, 2006 and December 31, 2005, respectively	(95)	(95)
Retained earnings	18,181	9,364

Total stockholders’ equity	105,616	83,330

Total liabilities and stockholders’ equity	$118,211	$94,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Revenue	$27,863	$17,854
Cost of revenue	7,318	6,024

Gross profit	20,545	11,830

Operating expenses:
Research and development	3,542	2,288
Sales and marketing	2,523	2,278
General and administrative	1,561	801

Total operating expenses	7,626	5,367

Income from operations	12,919	6,463
Interest income	521	133
Interest expense	(27)	(7)

Income before income taxes	13,413	6,589
Provision for income taxes	4,596	2,372

Net income	8,817	4,217
Accretion on redeemable convertible preferred stock	—	412

Net income attributable to common stockholders	$8,817	$3,805

Earnings per share attributable to common stockholders:
Basic	$0.30	$0.15
Diluted	$0.29	$0.14

Weighted average shares outstanding:
Basic	29,005	22,361
Diluted	30,513	24,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$8,817	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	873	939
Amortization	64	13
Deferred taxes	(301)	—
Stock-based compensation	846	—
Changes in operating assets and liabilities:
Accounts receivable	(2,638)	(2,241)
Inventories	(1,916)	39
Deferred costs	(77)	8
Income taxes receivable	(2,337)	—
Prepaid expenses and other assets	(9)	(251)
Deferred revenue and customer advances	1,667	(134)
Accounts payable	459	(445)
Accrued expenses	1,216	826
Income taxes payable	(1,240)	1,720

Net cash provided by operating activities	5,424	4,691

Cash flows from investing activities:
Purchases of property and equipment	(1,259)	(717)
Purchases of available-for-sale investments	(9,899)	—
Sales and maturities of available-for-sale investments	20,900	—
Other investing activities	(15)	—

Net cash provided by (used in) investing activities	9,727	(717)

Cash flows from financing activities:
Repayment of note payable	(579)	(91)
Proceeds from exercise of stock options	5,387	19
Tax benefit from exercise of stock options	7,183	—
Other financing activity	40	—

Net cash provided by (used in) financing activities	12,031	(72)

Effect of exchange rate changes on cash and cash equivalents	7	(6)

Net increase in cash and cash equivalents	27,189	3,896
Cash and cash equivalents, beginning of period	40,559	24,548

Cash and cash equivalents, end of period	$67,748	$28,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2006, and results of operations and cash flows for the three-month periods ended March 31, 2006 and March 31, 2005 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, and subsystems.

2. New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS 151 effective January 1, 2006. Such adoption did not have  a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), which the Company adopted effective January 1, 2006. The impact of SFAS 123(R) is described in Note 4.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company adopted SFAS 154 effective January 1, 2006. Such adoption did not have  a material impact on the Company’s financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2006	2005

Net income	$8,817	$4,217
Foreign currency translation adjustments	13	(13)
Comprehensive income	$8,830	$4,204

4. Stock-based Compensation

The Company had a 1996 Stock Plan (the “1996 Plan”), pursuant to which the Company was authorized to grant to employees, directors, and consultants of the Company stock options to purchase up to 3,748,000 shares of common stock. The maximum allowable term of options granted under the 1996 Plan was ten years from the date of grant. On January 2, 2006, the 1996 Plan expired by its terms, such that no further awards may be granted under the 1996 Plan.

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. No maximum term is set by the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. A maximum of 6,559,000 shares of common stock are issuable under the 2005 Plan.

Under the 2005 plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board of Directors. Nonqualified stock options may be granted at a price not less than fair market value under the 2005 Plan. Incentive stock options granted to a shareholder who at the time of the grant owns, directly or indirectly, stock representing more than 10% of the voting power of the Company’s common stock, may not have a term exceeding five years from the date of grant. Additionally, the exercise price of such incentive stock options shall not be less than 110% of the fair value of the common stock on the date of grant. Options currently outstanding under both plans vest over a period of five years.

Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in the Company’s consolidated statement of operations on stock options issued under the Company’s stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements on grants of restricted stock to employees.

The Company has used the modified prospective method of transition. Accordingly, the financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Compensation cost recognized in periods subsequent to January 1, 2006 includes all share-based payments granted prior to, but not yet vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to that date is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected option term (a)	5.3 years	—
Expected volatility factor (b)	50.0%	—
Dividend yield	0.00%	—
Risk free interest rate (c)	4.7%	—

(a)             The expected life is the number of years that the Company estimates, based on historical experience of exercises and forfeitures, as well as other factors, that options will be outstanding prior to exercise. All options outstanding as of March 31, 2006 had a contractual term of 10 years.

(b)            The Company has estimated volatility for options granted subsequent to its July 2005 initial public offering based on the historical volatility for a group of companies believed to be a representative peer group.

(c)             The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

Total stock-based compensation cost was $846,000 for the three months ended March 31, 2006. Of this amount, $566,000 related to stock options, $89,000 to restricted stock and $191,000 to unrestricted stock. Stock-based compensation capitalized in inventory was not material at March 31, 2006. No stock-based compensation was included in the consolidated financial statements for the three months ended March 31, 2005. Due to the adoption of SFAS 123(R), income before income taxes was reduced by $566,000, and net income was reduced by $372,000.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

(in thousands, except per share data)	Three Months Ended
March 31, 2005
Net income attributable to common stockholders — as reported	$3,805
Add: Stock-based compensation expense included in reported net income, net of tax	—
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(164)
Pro forma net income attributable to common stockholders	$3,641
Basic earnings per share attributable to common stockholders — as reported	$0.15
Basic earnings per share attributable to common stockholders — pro forma	$0.15
Diluted earnings per share attributable to common stockholders — as reported	$0.14
Diluted earnings per share attributable to common stockholders — pro forma	$0.14

Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,625,813	$9.63
Granted	36,244	30.81
Exercised	(1,094,931)	4.92
Forfeited / canceled	(56,843)	17.11
Outstanding at March 31, 2006	2,510,283	11.69	7.4 years	$55,282,000
Exercisable at March 31, 2006	927,627	5.40	5.2 years	26,261,000

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $15.62. The intrinsic value of stock options exercised during the three months ended March 31, 2006 was $25,644,000, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option. As of March 31, 2006, total compensation cost not yet recognized related to stock options was $8,727,000, which is expected to be recognized over a weighted-average period of 4.2 years.

No stock options were granted during the three months ended March 31, 2005. The intrinsic value of stock options exercised during the three months ended March 31, 2005 was $932,000.

SFAS 123(R) requires cash flows resulting from the tax benefit associated with the exercise of stock options to be classified as financing activities. As a result of adopting SFAS 123(R), $7,183,000 of such tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow.

The following table summarizes restricted stock award activity during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	112,419	$22.12
Granted	30,117	29.23
Vested	—	—
Forfeited	(9,783)	23.26
Nonvested at March 31, 2006	132,753	24.11

No restricted stock was granted prior to July 2005. As of March 31, 2006, total compensation cost not yet recognized related to restricted stock awards was $2,167,000, which is expected to be recognized over a weighted-average period of 4.5 years.

5. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2006	December 31, 2005

Finished goods	$2,186	$1,913
Work in process	2,389	1,781
Raw materials	2,217	1,182

	$6,792	$4,876

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2005 or March 31, 2006.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Basic earnings per share
Net income	$8,817	$4,217
Accretion on redeemable convertible preferred stock	—	(412)
Amount allocated to preferred stockholders	—	(371)

Net income attributable to common stockholders for basic earnings per share	$8,817	$3,434

Weighted average common shares outstanding	29,005	22,361

Basic earnings per share	$0.30	$0.15

Diluted earnings per share
Net income	$8,817	$4,217
Accretion on redeemable convertible preferred stock	—	(412)
Amount allocated to preferred stockholders	—	(371)

Net income attributable to common stockholders for diluted earnings per share	$8,817	$3,434

Weighted average common shares outstanding	29,005	22,361
Effect of dilutive stock options and restricted stock	1,508	1,744

Adjusted weighted average shares — diluted	30,513	24,105

Diluted earnings per share	$0.29	$0.14

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

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation, as required under SFAS 123(R). An immaterial number of stock options were excluded from the calculation of diluted earnings per share, as their impact would have been  anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations, stock option accounting, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Effective January 1, 2006, we adopted SFAS 123R. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in our consolidated statement of operations for stock options issued under our stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements on grants of restricted stock to employees. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of each equity instrument. Total stock-based compensation cost was $846,000 for the three months ended March 31, 2006. No stock-based compensation was included in the consolidated financial statements for the three months ended March 31, 2005. We have used the modified prospective method of transition. Accordingly, our results of operations and financial position for periods prior to January 1, 2006, have not been restated. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further disclosure regarding our stock-based compensation.

For a description of the other accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2006 and 2005

Revenue. In the three months ended March 31, 2006, our revenue increased $10.0 million, or 56.1%, to $27.9 million, compared with $17.9 million in the corresponding period of 2005. This growth was primarily attributable to increased sales to the broadband, cellular infrastructure and military end markets. We believe this growth was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 48% of our revenue in the three months ended March 31, 2006, compared with 42% in the corresponding period in 2005.

Cost of revenue and gross margin. In the three months ended March 31, 2006, our cost of revenue increased $1.3 million, or 21.5%, to $7.3 million, compared with $6.0 million in the corresponding period of 2005, as a result of our increased revenue. In the three months ended March 31, 2006, our gross margin was 73.7%, compared with 66.3% in the corresponding period of 2005. The increase in gross margin was primarily attributable to product mix, including increased unit sales of higher margin products, a decrease in direct materials and other manufacturing costs, and better absorption of our fixed manufacturing costs as a result of our increased production volume. Our margins also improved due to lower spending, as a percentage of revenues, for indirect manufacturing materials.

Research and development expense. In the three months ended March 31, 2006, our research and development expense increased $1.3 million, or 54.8%, to $3.5 million, and represented 12.7% of our revenue, compared with $2.3 million, or 12.8% of our revenue, in the corresponding period of 2005. The increase in our research and development expense in the first quarter was primarily attributable to a $0.6 million increase in personnel costs, due to the increase in headcount with the expansion of our engineering organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), a $0.2 million increase in the cost of development materials, and a $0.5 million increase in equipment and other costs. Each component of the total increase in research and development expense was attributable in part to the acquisition of Q-Dot, Inc. on August 30, 2005. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense. In the three months ended March 31, 2006, our sales and marketing expense increased $0.2 million, or 10.8%, to $2.5 million, and represented 9.1% of our revenue, compared with $2.3 million, or 12.8% of our revenue, in the corresponding period of 2005. The increase in our sales and marketing expense in the first quarter was attributable to a $0.3 million increase in personnel costs, associated with the expansion of our worldwide direct sales and marketing efforts and the costs of equity compensation expense related to the implementation of SFAS 123(R), offset in part by a $0.1 million decrease in other expenses. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended March 31, 2006, our general and administrative expense increased $0.8 million, or 94.9%, to $1.6 million, and represented 5.6% of our revenue, compared with $0.8 million, or 4.5% of our revenue, in the corresponding period of 2005. The increase in our general and administrative expense in the first quarter was primarily attributable to a $0.4 million increase in personnel costs associated with the expansion of our organization and the costs of equity compensation expense related to the implementation of SFAS 123(R). Additionally, our third party professional costs increased by $0.4 million associated with the costs of operations and compliance as a public company. We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with compliance as a public company.

Interest income. In the three months ended March 31, 2006, our interest income increased $0.4 million to $0.5 million, compared with $0.1 million in the corresponding period in 2005, primarily due to an increase in our invested balance of marketable securities.

Provision for income taxes. Our provision for income taxes increased by $2.2 million to $4.6 million dollars in the three months ended March 31, 2006 from $2.4 million in the corresponding period of 2005. The provision represents an effective tax rate of 34.3% and 36.0% in 2006 and 2005, respectively. The effective tax rate for the first quarter of 2006 of 34.3% differs from the federal statutory rate of 35% primarily due to state and foreign taxes offset by the impact of tax exempt income and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2006 consisted of our cash and cash equivalents of $67.7 million, short-term available-for-sale investments of $11.1 million and a $5.0 million credit facility, from which we had no borrowings outstanding as of March 31, 2006.

In the three months ended March 31, 2006, cash provided by our operations was $5.4 million, of which the principal components were our net income of $ 8.8 million and noncash charges of $1.8 million, offset in part by increases in accounts receivable of $2.6 million and inventories of $1.9 million. We invested $1.3 million in the purchase of capital equipment, primarily for production and engineering equipment, as well as engineering design software and facility improvements. In addition, we invested $9.9 million in short-term available-for-sale investments and received $20.9 million in proceeds from sales and maturities of such securities in the normal course of business. We received $5.4 million from the exercise of stock options and have a tax benefit of $7.2 million related to the exercise of stock options. In addition, we repaid $0.6 million of our note payable.

In the three months ended March 31, 2005, cash provided by our operations was $4.7 million, of which the principal components were our net income of $4.2 million and noncash charges of $1.0 million, offset in part by a net increase in operating assets and liabilities of $0.5 million. We also used cash of $0.7 million in the purchase of capital equipment and repaid $0.1 million of our note payable.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We adopted SFAS 151 effective January 1, 2006. Such adoption did not have  a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, which we adopted effective January 1, 2006. The impact of SFAS 123R is described in Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

In May 2005, the FASB issued SFAS 154, which provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted SFAS 154 effective January 1, 2006. Such adoption did not have  a material impact on our financial position or results of operations.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, and any debt we may have outstanding and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term paper in a variety of investments, consisting primarily of bank deposits, money market funds and short-term government securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facility. Our bank credit facility is comprised of a $4.0 million revolving credit arrangement for working capital and a $1.0 million equipment credit line and has an interest rate that is primarily variable. At March 31, 2006, there were no borrowings on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

Foreign currency risk. To date, our international customer agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of each of our foreign operations in Europe and Asia is the local currency, and as such, any fluctuation in the exchange rates of these net assets, denominated in local currency, would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1a. Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $31.3 million in 2002 to $80.7 million in 2005, representing a compound annual growth rate of 37%. From 2003 to 2004, our revenue increased by 47%. Our revenue in the three-month period ended March 31, 2006 increased by 56% over the corresponding period in 2005. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Over the five-year period ended December 31, 2005, our revenue grew at a compound annual growth rate of 23%. Over our 21-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004. From our first full year of operations in 1986 through 2005, our annual revenue has grown at a compound annual rate of 36%.

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

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 58.7% to a high of 73.7%. Numerous factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, by the timing of expenditures, such as the cost of pre-production masks and evaluation materials, that are included as indirect costs in our cost of revenue, by variations in overhead absorption rates and other manufacturing efficiencies, by changes in costs of materials and by numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing  yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. Other conditions that could cause our gross margin to fluctuate include competition in the markets into which we sell our products, and industry demand. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

We purchase a number of key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor, Global Communications Semiconductors, IBM, M/A-COM, TriQuint Semiconductor, United Monolithic Semiconductors, or UMS, and WIN Semiconductors. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, capacity utilization, particularly at our foundries, has increased recently. Some of our suppliers have extended the lead times required to deliver materials to us, and could in the future seek to increase the prices of materials we purchase from them as their contracts with us expire. If our key suppliers were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us or seek to increase their prices, our cost of revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers or packaging subcontractors could also prevent us from fulfilling our customers’ demands for our products on a timely basis, and thus adversely affect our revenue. Longer lead times could also require us to increase our raw materials inventory levels, in order to be able to meet customers’ delivery requirements.

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

Operations at our Chelmsford, Massachusetts facility that are critical to our business are subject to disruption for a variety of reasons, including those that may be beyond our control.

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

Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand. As a result, we make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers’ requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers’ requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt or interrupt our customers’ production schedules. Any of these occurrences could negatively affect our operating results and our business.

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

Political and economic instability and changes in governmental regulations could adversely affect our ability to effectively operate our foreign sales offices and foreign design center, as well as the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

In September 2001, the United States Department of Commerce commenced an investigation to determine whether shipments by us of certain of our products complied with applicable Export Administration Regulations. The Department of Commerce believed that six shipments we made to customers in China, Latvia and Russia during 2000 and 2001 lacked appropriate export licenses. In March 2006, we entered into a settlement agreement with the Department of Commerce pursuant to which we have paid a civil penalty in the amount of $221,250, and the Department of Commerce has agreed that it will not pursue any further remedies against us.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Our earnings will be affected by the new accounting pronouncements requiring the expensing of equity instruments issued to employees.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payments.”  This accounting standard is a revision of SFAS 123, and supersedes APB 25. SFAS 123(R) was effective for us on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Our adoption of SFAS 123(R) has the effect of increasing the amount of stock-based compensation reported in our consolidated statement of operations, and thereby adversely affects our results of operations. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further disclosure regarding our stock-based compensation.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Amendment of Non-Employee Director Compensation Plan

On March 15, 2006 our Board of Directors amended our compensation arrangements for our directors to provide for the payment of cash fees to our non-employee directors in addition to the equity-based compensation they currently are eligible to receive. Our non-employee directors will receive a fee of $500 for each meeting of the board of directors that they attend and be reimbursed, upon request, for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the board and of committees on which they serve. The Chairman of our audit committee will receive additional cash compensation in the amount of $10,000 per year for his services in that capacity.

Item 6.    Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the “Report on Form 8-K”).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K).

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).

10.25	Non-employee director compensation plan*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

*                    Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer