Form 10-Q
period 2006-06-30
HITTITE MICROWAVE CORP
filed 2006-08-10
CIK 1130866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended: June 30, 2006

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

As of August 2, 2006, Hittite Microwave Corporation had 30,225,213 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

JUNE 30, 2006

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets

(in thousands, except per share data)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,238	$40,559
Available-for-sale investments	8,776	22,082
Accounts receivable, net of allowance for doubtful accounts of $215 at June 30, 2006 and $244 at December 31, 2005	15,738	9,789
Inventories	8,334	4,876
Deferred costs	347	284
Income taxes receivable	3,214	—
Prepaid expenses and other current assets	601	612
Deferred taxes	2,784	2,238

Total current assets	121,032	80,440

Property and equipment, net	13,985	13,417
Other assets	482	540

Total assets	$135,499	$94,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,976	$1,290
Accrued commissions	1,175	798
Accrued payroll and benefits	2,090	576
Accrued other expenses	2,418	2,392
Customer advances	2,123	1,428
Deferred revenue	1,871	1,587
Income taxes payable	—	1,241
Current portion of long-term debt	—	366

Total current liabilities	11,653	9,678

Long-term debt	—	213
Deferred taxes	1,176	1,176
Total liabilities	12,829	11,067
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,201 and 28,684 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	302	287
Additional paid-in capital	94,001	75,388
Accumulated other comprehensive loss	(30)	(48)
Deferred compensation	—	(1,566)
Treasury stock at cost, 12 shares at December 31, 2005	—	(95)
Retained earnings	28,397	9,364

Total stockholders’ equity	122,670	83,330

Total liabilities and stockholders’ equity	$135,499	$94,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$32,370	$18,909	$60,234	$36,763
Cost of revenue	8,583	6,363	15,901	12,386

Gross profit	23,787	12,546	44,333	24,377

Operating expenses:
Research and development	4,209	2,634	7,751	4,922
Sales and marketing	2,768	2,169	5,291	4,447
General and administrative	1,714	684	3,276	1,486

Total operating expenses	8,691	5,487	16,318	10,855

Income from operations	15,096	7,059	28,015	13,522
Interest income	715	194	1,236	327
Interest expense	—	(15)	(27)	(23)
Other income, net	93	—	93	—

Income before income taxes	15,904	7,238	29,317	13,826
Provision for income taxes	5,689	2,607	10,284	4,979

Net income	10,215	4,631	19,033	8,847
Accretion on redeemable convertible preferred stock	—	412	—	824

Net income attributable to common stockholders	$10,215	$4,219	$19,033	$8,023

Earnings per share attributable to common stockholders:
Basic	$0.34	$0.17	$0.65	$0.32
Diluted	$0.33	$0.16	$0.62	$0.30

Weighted average shares outstanding:
Basic	29,878	22,425	29,443	22,393
Diluted	30,863	24,138	30,690	24,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$19,033	$8,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,803	1,732
Amortization	96	26
Deferred taxes	(546)	—
Gain on available-for-sale investments	(1)	—
Stock-based compensation	1,547	—
Changes in operating assets and liabilities:
Accounts receivable	(5,912)	(2,088)
Inventories	(3,458)	1,098
Deferred costs	(64)	(99)
Income taxes receivable	(3,214)	—
Prepaid expenses and other assets	(21)	(1,418)
Deferred revenue and customer advances	979	452
Accounts payable	686	(758)
Accrued expenses	1,897	617
Income taxes payable	(1,231)	(612)

Net cash provided by operating activities	11,594	7,797

Cash flows from investing activities:
Purchases of property and equipment	(2,402)	(1,453)
Purchases of available-for-sale investments	(15,593)	—
Sales and maturities of available-for-sale investments	28,900	—
Other investing activities	(15)	—

Net cash provided by (used in) investing activities	10,890	(1,453)

Cash flows from financing activities:
Repayment of note payable	(579)	(183)
Proceeds from exercise of stock options	7,444	644
Tax benefit from exercise of stock options	11,258	—
Purchase of company common stock	—	(95)
Other financing activity	40	—

Net cash provided by financing activities	18,163	366

Effect of exchange rate changes on cash and cash equivalents	32	(16)

Net increase in cash and cash equivalents	40,679	6,694
Cash and cash equivalents, beginning of period	40,559	24,548

Cash and cash equivalents, end of period	$81,238	$31,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2006, and results of operations and cash flows for the three- and six-month periods ended June 30, 2006 and June 30, 2005 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. FIN 48 will become effective in the first quarter of 2007. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial position and results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Net income	$10,215	$4,631	$19,033	$8,847
Foreign currency translation adjustments	5	(36)	18	(48)
Comprehensive income	$10,220	$4,595	$19,051	$8,799

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

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. No maximum term is set by the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. A maximum of 6,559,000 shares of common stock were authorized for issuance under the 2005 Plan.

Under the 2005 plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board of Directors. Nonqualified stock options may be granted at a price not less than fair market value. Incentive stock options granted to a shareholder who at the time of the grant owns, directly or indirectly, stock representing more than 10% of the voting power of the Company’s common stock, may not have a term exceeding five years from the date of grant. Additionally, the exercise price of such incentive stock options shall not be less than 110% of the fair value of the common stock on the date of grant. Substantially all options currently outstanding under both plans vest over a period of five years.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three- and six-month periods ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected option term (a)	—	—	5.3 years	—
Expected volatility factor (b)	—	—	50.0%	—
Dividend yield	—	—	0.00%	—
Risk free interest rate (c)	—	—	4.7%	—

(a)             The expected term is the number of years that the Company estimates, based on historical experience of exercises and forfeitures, as well as other factors, that options will be outstanding prior to exercise. All options outstanding as of June 30, 2006 had a contractual term of 10 years.

(b)            The Company has estimated volatility for options granted subsequent to its July 2005 initial public offering based on the historical volatility for a group of companies believed to be a representative peer group. The Company did not use the historical volatility of its own common stock from the period subsequent to its initial public offering in determining its expected volatility.

(c)             The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

Total stock-based compensation cost for the three months ended June 30, 2006 was $701,000, including $561,000 related to stock options and $140,000 related to restricted stock. Due to the adoption of SFAS 123(R), income before income taxes for the three months ended June 30, 2006 was reduced by $561,000, and net income was reduced by $360,000.  Stock-based compensation capitalized in inventory was not material at June 30, 2006.

Total stock-based compensation cost for the six months ended June 30, 2006 was $1,547,000, including $1,127,000 related to stock options, $229,000 to restricted stock and $191,000 to unrestricted stock. Due to the adoption of SFAS 123(R), income before income taxes for the six months ended June 30, 2006 was reduced by $1,127,000, and net income was reduced by $732,000.

No stock-based compensation was included in the consolidated financial statements for the three- or six-month periods ended June 30, 2005.

The following table summarizes stock-based compensation included in the Company’s consolidated statement of operations:

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$201	$380
Research and development	198	395
Sales and marketing	141	439
General and administrative	161	333
Stock-based compensation expense, before tax	701	1,547
Income tax benefit	(251)	(541)
Net compensation expense	$450	$1,006

Prior to January 1, 2006, the Company had applied the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three- and six-month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005

Net income attributable to common stockholders — as reported	$4,219	$8,023
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(164)	(328)
Pro forma net income attributable to common stockholders	$4,055	$7,695
Basic earnings per share attributable to common stockholders — as reported	$0.17	$0.32
Basic earnings per share attributable to common stockholders — pro forma	$0.16	$0.31
Diluted earnings per share attributable to common stockholders — as reported	$0.16	$0.30
Diluted earnings per share attributable to common stockholders — pro forma	$0.15	$0.29

Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,625,813	$9.63
Granted	36,244	30.81
Exercised	(1,480,330)	5.03
Forfeited / canceled	(58,843)	17.11
Outstanding at June 30, 2006	2,122,884	12.84	7.58 years	$49,515,000
Exercisable at June 30, 2006	574,086	5.44	4.9 years	17,637,000

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2006 was $15.62. The intrinsic value of stock options exercised during the six months ended June 30, 2006 was $37,947,000, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option. As of June 30, 2006, total compensation cost not yet recognized related to stock options was $8,166,000, which is expected to be recognized over a weighted-average period of 4.0 years.

No stock options were granted during the six months ended June 30, 2005. The intrinsic value of stock options exercised during the six months ended June 30, 2005 was $5,406,000.

SFAS 123(R) requires cash flows resulting from the tax benefit associated with the exercise of stock options to be classified as financing activities. As a result of adopting SFAS 123(R), $11,258,000 of such tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow.

The following table summarizes restricted stock award activity during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	112,419	$22.12
Granted	54,057	31.44
Vested	—	—
Forfeited	(13,611)	23.18
Nonvested at June 30, 2006	152,865	25.64

No restricted stock was granted prior to July 2005. As of June 30, 2006, total compensation cost not yet recognized related to restricted stock awards was $2,605,000, which is expected to be recognized over a weighted-average period of 4.4 years.

5. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2006	December 31, 2005

Finished goods	$2,417	$1,913
Work in process	3,165	1,781
Raw materials	2,752	1,182

	$8,334	$4,876

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2005 or June 30, 2006.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Basic earnings per share
Net income	$10,215	$4,631	$19,033	$8,847
Accretion on redeemable convertible preferred stock	—	(412)	—	(824)
Amount allocated to preferred stockholders	—	(410)	—	(780)

Net income attributable to common stockholders for basic earnings per share	$10,215	$3,809	$19,033	$7,243

Weighted average common shares outstanding	29,878	22,425	29,443	22,393

Basic earnings per share	$0.34	$0.17	$0.65	$0.32

Diluted earnings per share
Net income	$10,215	$4,631	$19,033	$8,847
Accretion on redeemable convertible preferred stock	—	(412)	—	(824)
Amount allocated to preferred stockholders	—	(410)	—	(780)

Net income attributable to common stockholders for diluted earnings per share	$10,215	$3,809	$19,033	$7,243

Weighted average common shares outstanding	29,878	22,425	29,443	22,393
Effect of dilutive stock options and restricted stock	985	1,713	1,247	1,729

Adjusted weighted average shares — diluted	30,863	24,138	30,690	24,122

Diluted earnings per share	$0.33	$0.16	$0.62	$0.30

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

Effective January 1, 2006, we adopted SFAS 123(R). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in our consolidated statement of operations for stock options issued under our stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements for grants of restricted stock to employees. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of each equity instrument. Total stock-based compensation cost was $701,000 and $1,547,000 for the three- and six-month periods ended June 30, 2006, respectively. No stock-based compensation was included in the consolidated financial statements for the three- or six-month periods ended June 30, 2005. We have used the modified prospective method of transition. Accordingly, our results of operations and financial position for periods prior to January 1, 2006, have not been restated. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further disclosure regarding our stock-based compensation.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2006 and 2005

Revenue. In the three months ended June 30, 2006, our revenue increased $13.5 million, or 71.2%, to $32.4 million, compared with $18.9 million in the corresponding period of 2005. This growth was primarily attributable to increased sales to the cellular infrastructure, military and microwave and millimeter wave communications end markets. We believe this growth was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 57% of our revenue in the three months ended June 30, 2006, compared with 51% in the corresponding period in 2005.

Cost of revenue and gross margin. In the three months ended June 30, 2006, our cost of revenue increased $2.2 million, or 34.9%, to $8.6 million, compared with $6.4 million in the corresponding period of 2005, as a result of our increased sales volume. In the three months ended June 30, 2006, our gross margin was 73.5%, compared with 66.4% in the corresponding period of 2005. The increase in gross margin was primarily attributable to favorable product mix, including increased unit sales of higher margin products; a decrease in direct materials and other manufacturing costs; and better absorption of our fixed manufacturing costs as a result of our increased production volume. These factors were offset in part by higher spending, as a percentage of revenues, for indirect manufacturing materials, including pre-production masks and evaluation materials.

Research and development expense. In the three months ended June 30, 2006, our research and development expense increased $1.6 million, or 59.8%, to $4.2 million, and represented 13.0% of our revenue, compared with $2.6 million, or 13.9% of our revenue, in the corresponding period of 2005. The increase in our research and development expense in the second quarter was primarily attributable to a $0.5 million increase in personnel costs, due to the increase in headcount with the expansion of our engineering organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), and $0.4 million increase in depreciation and other equipment expenses, a $0.1 million increase in professional and third party contracting costs, and a $0.6 million increase in travel, occupancy and other costs. Each component of the total increase in research and development expense was attributable in part to the acquisition of Q-Dot, Inc. on August 30, 2005. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense. In the three months ended June 30, 2006, our sales and marketing expense increased $0.6 million, or 27.6%, to $2.8 million, and represented 8.6% of our revenue, compared with $2.2 million, or 11.5% of our revenue, in the corresponding period of 2005. The increase in our sales and marketing expense in the second quarter was attributable to a $0.2 million increase in personnel costs, associated with the expansion of our worldwide direct sales and marketing efforts and the costs of equity compensation expense related to the implementation of SFAS 123(R), and a $0.4 million increase in sales representative commissions, advertising and other marketing expenses. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended June 30, 2006, our general and administrative expense increased $1.0 million, or 150.5%, to $1.7 million, and represented 5.3% of our revenue, compared with $0.7 million, or 3.6% of our revenue, in the corresponding period of 2005. The increase in our general and administrative expense in the second quarter was primarily attributable to a $0.5 million increase in third party professional costs associated with operations and compliance as a public company, a $0.3 million increase in personnel costs associated with the expansion of our organization and the costs of equity compensation expense related to the implementation of SFAS 123(R), and a $0.2 million increase in other expenses. We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with compliance as a public company.

Interest income. In the three months ended June 30, 2006, our interest income increased $0.5 million to $0.7 million, compared with $0.2 million in the corresponding period in 2005, primarily due to an increase in our balance of cash and investments in marketable securities.

Provision for income taxes. Our provision for income taxes increased by $3.1 million to $5.7 million dollars in the three months ended June 30, 2006 from $2.6 million in the corresponding period of 2005. The provision represents an effective tax rate of 35.8% and 36.0% in 2006 and 2005, respectively. The effective tax rate for the second quarter of 2006 of 35.8% differs from the federal statutory rate of 35% primarily due to state and foreign taxes offset by the impact of tax exempt income and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Six Month Periods Ended June 30, 2006 and 2005

Revenue. In the six months ended June 30, 2006, our revenue increased $23.5 million, or 63.8%, to $60.2 million, compared with $36.8 million in the corresponding period of 2005. This growth was primarily attributable to increased sales to the broadband, cellular infrastructure, microwave and millitmeter wave communications and military end markets. We believe this growth was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 53% of our revenue in the six months ended June 30, 2006, compared with 46% in the corresponding period in 2005.

Cost of revenue and gross margin. In the six months ended June 30, 2006, our cost of revenue increased $3.5 million, or 28.4%, to $15.9 million, compared with $12.4 million in the corresponding period of 2005, as a result of our increased sales volume. In the six months ended June 30, 2006, our gross margin was 73.6%, compared with 66.3% in the corresponding period of 2005. The increase in gross margin was primarily attributable to favorable product mix, including increased unit sales of higher margin products, a decrease in direct materials and other manufacturing costs, and better absorption of our fixed manufacturing costs as a result of our increased production volume.

Research and development expense. In the six months ended June 30, 2006, our research and development expense increased $2.8 million, or 57.5%, to $7.8 million, and represented 12.9% of our revenue, compared with $4.9 million, or 13.4% of our revenue, in the corresponding period of 2005. The increase in our research and development expense in the six months was primarily attributable to a $1.1 million increase in personnel costs, due to the increase in headcount with the expansion of our engineering organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), a $0.8 million increase in depreciation and other equipment expense, a $0.2 million increase in professional and third party contracting costs, and a $0.7 million increase in travel, occupancy and other costs. Each component of the total increase in research and development expense was attributable in part to the acquisition of Q-Dot, Inc. on August 30, 2005.

Sales and marketing expense. In the six months ended June 30, 2006, our sales and marketing expense increased $0.8 million, or 19.0%, to $5.3 million, and represented 8.8% of our revenue, compared with $4.4 million, or 12.1% of our revenue, in the corresponding period of 2005. The increase in our sales and marketing expense in the six months was attributable to a $0.5 million increase in personnel costs, associated with the expansion of our worldwide direct sales and marketing efforts and the costs of equity compensation expense related to the implementation of SFAS 123(R), a $0.5 million increase in representative commission, advertising and other marketing expenses, offset in part by a $0.2 million decrease in travel and other expenses.

General and administrative expense. In the six months ended June 30, 2006, our general and administrative expense increased $1.8 million, or 120.5%, to $3.3 million, and represented 5.4% of our revenue, compared with $1.5 million, or 4.0% of our revenue, in the corresponding period of 2005. The increase in our general and administrative expense in the second quarter was primarily attributable to a $0.9 million increase in third party professional costs associated with the costs of operations and compliance as a public company,  a $0.7 million increase in personnel costs associated with the expansion of our organization and the costs of equity compensation expense related to the implementation of SFAS 123(R), and an increase of $0.2 million in other costs.

Interest income. In the six months ended June 30, 2006, our interest income increased $0.9 million to $1.2 million, compared with $0.3 million in the corresponding period in 2005, primarily due to an increase in our balance of cash and investments in marketable securities.

Provision for income taxes. Our provision for income taxes increased by $5.3 million to $10.3 million dollars in the six months ended June 30, 2006 from $5.0 million in the corresponding period of 2005. The provision represents an effective tax rate of 35.1% and 36.0% in 2006 and 2005, respectively. The effective tax rate for the first six months of 2006 of 35.1% differs from the federal statutory rate of 35% primarily due to state and foreign taxes offset by the impact of tax exempt income and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2006 consisted of our cash and cash equivalents of $81.2 million, short-term available-for-sale investments of $8.8 million and a $5.0 million credit facility, from which we had no borrowings outstanding as of June 30, 2006. On July 31, 2006, we amended this credit facility to be a $30 million revolving line of credit, against which we have taken no borrowings to date.

In the six months ended June 30, 2006, cash provided by our operations was $11.6 million, of which the principal components were our net income of $19.0 million and noncash charges of $3.4 million, offset in part by a $10.3 million use of cash resulting from changes in our operating assets and liabilities. Cash used as a result of increases in accounts receivable of $5.9 million and inventories of $3.5 million, due to the growth of our business, was offset in part by an increase in accounts payable and accrued expenses of $2.6 million, due to the growth of our business and the timing of invoices and payments. In addition, net taxes receivable increased by $4.4 million, in part due to the tax benefit we will receive related to the exercise of stock options.

We invested $2.4 million in the purchase of capital equipment, primarily for production and engineering equipment, as well as engineering design software. In addition, we invested $15.6 million in short-term available-for-sale investments and received $28.9 million in proceeds from sales and maturities of such securities in the normal course of business. We received $7.4 million from the exercise of stock options and have a tax benefit of $11.3 million related to the exercise of stock options. In addition, we repaid $0.6 million of our note payable.

We believe that our cash and cash equivalents, short-term available-for-sale investments and cash generated from our operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We adopted SFAS 151 effective January 1, 2006. Such adoption did not have  a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), which we adopted effective January 1, 2006. The impact of SFAS 123(R) is described in Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

In May 2005, the FASB issued SFAS 154, which provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. We adopted SFAS 154 effective January 1, 2006. Such adoption did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 will become effective in the first quarter of 2007. We are currently evaluating the impact the adoption of FIN 48 will have on our financial position and results of operations.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents and any debt we may have outstanding and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments consisting primarily of bank deposits, money market funds and short-term government securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank credit facility. Our bank credit facility at June 30, 2006 was comprised of a $4.0 million revolving credit arrangement for working capital and a $1.0 million equipment credit line. At June 30, 2006, there were no borrowings on this credit facility. On July 31, 2006, we amended this bank credit facility to be a $30 million revolving line of credit with a variable rate of interest, against which we have taken no borrowings to date. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

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

Item 4.    Controls and Procedures

(a)               Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that we record, process, summarize and report the information we must disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, for example those who serve the military and space industries, place long-term orders with us, or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our turns business. As a result, accurately forecasting our turns business and our total revenue in any quarter is difficult. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

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

Our revenue has grown rapidly in recent years. Our revenue grew from $31.3 million in 2002 to $80.7 million in 2005, representing a compound annual growth rate of 37%. Our revenue in the six-month period ended June 30, 2006 increased by 64% over the corresponding period in 2005. By comparison, between 2000 and 2002, we experienced a relatively flat compound annual growth rate of 4.7%, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Over the five-year period ended December 31, 2005, our revenue grew at a compound annual growth rate of 23%. Over our 21-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004. From our first full year of operations in 1986 through 2005, our annual revenue has grown at a compound annual rate of 36%.

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

The percentage of our revenue attributable to sales to customers outside the United States was 51% in 2003, 50% in 2004, 46% in 2005 and 53% for the six months ended June 30, 2006. We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also established a design center in Istanbul, Turkey. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No changes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on May 17, 2006, the shareholders adopted the following proposals:

To re-elect the following directors: Yalcin Ayasli, Stephen G. Daly, Bruce R. Evans, Rick D. Hess, Cosmo S. Trapani and Franklin Weigold

Nominee	For	Withhold Authority
Yalcin Ayasli	27,123,467	4,365
Stephen G. Daly	27,016,016	111,816
Bruce R. Evans	27,123,467	4,365
Rick D. Hess	27,090,841	36,991
Cosmo S. Trapani	27,123,467	4,365
Franklin Weigold	27,090,841	36,991

To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006:  27,609,173 shares for; 1,059 shares against; and 1,600 shares abstaining.

Item 5.    Other Information

Item 1.01	Entry into a Material Definitive Agreement

Item 2.03	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

Effective July 31, 2006, we entered into an Amended and Restated Credit Agreement with Citizens Bank of Massachusetts (the “Amended Line of Credit”), which provides for a revolving line of credit under which we may borrow up to $30 million on an unsecured basis, including up to $1 million for standby letters of credit and foreign exchange.  The Amended Line of Credit replaces an existing revolving line of credit with the bank under which we could borrow up to $4 million and an existing equipment line of credit under which we could borrow up to $1 million.  At June 30, 2006 there were no  borrowings under the existing credit facilities.  A copy of the Amended and Restated Credit Agreement is attached as Exhibit 10.25 to this Report.

Item 6.    Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the “Report on Form 8-K”).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K).

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).

10.25	Amended and Restated Credit Agreement dated July 31, 2006 by and between the Company and Citizens Bank of Massachusetts (schedules omitted), and Revolving Credit Note dated July 31, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2006	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer