Form 10-Q
period 2006-09-30
HITTITE MICROWAVE CORP
filed 2006-11-13
CIK 1130866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended: September 30, 2006

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

As of November 1, 2006, Hittite Microwave Corporation had 30,507,689 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2006

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$92,470	$40,559
Available-for-sale investments	13,204	22,082
Accounts receivable, net of allowance for doubtful accounts of $283 at September 30, 2006 and $244 at December 31, 2005	20,356	9,789
Inventories	10,315	4,876
Deferred costs	432	284
Prepaid expenses and other current assets	1,079	612
Deferred taxes	2,971	2,238

Total current assets	140,827	80,440

Property and equipment, net	13,757	13,417
Other assets	435	540

Total assets	$155,019	$94,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,787	$1,290
Accrued commissions	1,026	798
Accrued payroll and benefits	2,413	576
Accrued other expenses	2,212	2,392
Customer advances	2,236	1,428
Deferred revenue	4,336	1,587
Income taxes payable	142	1,241
Current portion of long-term debt	—	366

Total current liabilities	14,152	9,678

Long-term debt	—	213
Deferred taxes	1,176	1,176
Total liabilities	15,328	11,067
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,508 and 28,684 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	305	287
Additional paid-in capital	99,380	75,388
Accumulated other comprehensive loss	6	(48)
Deferred compensation	—	(1,566)
Treasury stock at cost, 12 shares at December 31, 2005	—	(95)
Retained earnings	40,000	9,364

Total stockholders’ equity	139,691	83,330

Total liabilities and stockholders’ equity	$155,019	$94,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$34,638	$21,186	$94,872	$57,949
Cost of revenue	9,164	6,466	25,065	18,852

Gross profit	25,474	14,720	69,807	39,097

Operating expenses:
Research and development	3,836	2,727	11,587	7,649
Sales and marketing	2,845	1,855	8,136	6,302
General and administrative	1,700	695	4,976	2,181
In-process research and development	—	1,778	—	1,778

Total operating expenses	8,381	7,055	24,699	17,910

Income from operations	17,093	7,665	45,108	21,187
Interest income	897	344	2,133	671
Interest expense	—	(12)	(27)	(35)
Other income (expense), net	(22)	—	71	—

Income before income taxes	17,968	7,997	47,285	21,823
Provision for income taxes	6,365	2,879	16,649	7,858

Net income	11,603	5,118	30,636	13,965
Accretion on redeemable convertible preferred stock	—	120	—	944

Net income attributable to common stockholders	$11,603	$4,998	$30,636	$13,021

Earnings per share attributable to common stockholders:
Basic	$0.38	$0.18	$1.03	$0.51
Diluted	$0.37	$0.17	$0.99	$0.47

Weighted average shares outstanding:
Basic	30,183	26,908	29,691	23,914
Diluted	31,050	28,506	30,811	25,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$30,636	$13,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,801	2,521
Amortization	120	39
Deferred taxes	(732)	—
Provision for doubtful accounts	67	—
Provision for inventory obsolescence	301	—
Stock-based compensation	2,289	17
In-process research and development	—	1,778
Changes in operating assets and liabilities:
Accounts receivable	(10,559)	(2,918)
Inventories	(5,739)	845
Deferred costs	(149)	(72)
Prepaid expenses and other assets	(473)	(272)
Deferred revenue and customer advances	3,557	132
Accounts payable	497	(712)
Accrued expenses	1,873	444
Income taxes payable	(1,106)	(508)

Net cash provided by operating activities	23,383	15,259

Cash flows from investing activities:
Purchases of property and equipment	(3,160)	(2,171)
Purchases of available-for-sale investments	(25,518)	—
Sales and maturities of available-for-sale investments	34,400	—
Acquisition of Q-Dot	—	(2,469)
Other investing activities	(15)	—

Net cash provided by (used in) investing activities	5,707	(4,640)

Cash flows from financing activities:
Repayment of note payable	(579)	(274)
Proceeds from exercise of stock options	8,915	644
Tax benefit from exercise of stock options	14,427	—
Proceeds from initial public offering of common stock, net of offering costs	—	51,630
Dividends paid	—	(34,190)
Purchase of company common stock	—	(95)
Other financing activity	40	—

Net cash provided by financing activities	22,803	17,715

Effect of exchange rate changes on cash and cash equivalents	18	(22)

Net increase in cash and cash equivalents	51,911	28,312
Cash and cash equivalents, beginning of period	40,559	24,548

Cash and cash equivalents, end of period	$92,470	$52,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2006, results of operations for the three- and nine-month periods ended September 30, 2006 and September 30, 2005 and cash flows for the nine month periods ended September 30, 2006 and September 30, 2005 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

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

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net income	$11,603	$5,118	$30,636	$13,965
Net unrealized gain on available-for-sale investments, net of tax	4	—	4	—
Foreign currency translation adjustments	32	(14)	50	(62)
Comprehensive income	$11,639	$5,104	$30,690	$13,903

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

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. No maximum term is set by the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to the annual increase for 2006, the aggregate number of shares authorized for issuance as of September 30, 2006 is 4,685,000.  A maximum of 6,559,000 shares of common stock may be issued under the 2005 Plan, giving effect to the maximum annual increase in each year through 2010.

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

Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in the Company’s consolidated statement of operations for stock options issued under the Company’s stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements on grants of restricted stock to employees.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three- and nine-month periods ended Septermber 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected option term (a)	—	4.6 years	5.3 years	4.6 years
Expected volatility factor (b)	—	60.0%	50.0%	60.0%
Dividend yield	—	0.0%	0.0%	0.0%
Risk free interest rate (c)	—	3.7%-4.0%	4.7%	3.7%-4.0%

(a)             The expected term is the number of years that the Company estimates, based on historical experience of exercises and forfeitures, as well as other factors, that options will be outstanding prior to exercise. All options outstanding as of September 30, 2006 had a contractual term of 10 years.

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

Total stock-based compensation cost for the three months ended September 30, 2006 was $742,000, including $561,000 related to stock options and $181,000 related to restricted stock. Due to the adoption of SFAS 123(R), income before income taxes for the three months ended September 30, 2006 was reduced by $561,000, and net income was reduced by $362,000.  Stock-based compensation capitalized in inventory was not material for the three- and nine-month periods ended September 30, 2005 and September 30, 2006.

Total stock-based compensation cost for the nine months ended September 30, 2006 was $2,289,000, including $1,688,000 related to stock options, $410,000 to restricted stock and $191,000 to unrestricted stock. Due to the adoption of SFAS 123(R), income before income taxes for the nine months ended September 30, 2006 was reduced by $1,688,000, and net income was reduced by $1,094,000.

The following table summarizes stock-based compensation included in the Company’s consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Cost of revenue	$211	$4	$591	$4
Research and development	212	4	607	4
Sales and marketing	149	4	588	4
General and administrative	170	5	503	5
Stock-based compensation expense, before tax	742	17	2,289	17
Income tax benefit	(262)	(6)	(803)	(6)
Net compensation expense	$480	$11	$1,486	$11

Prior to January 1, 2006, the Company had applied the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three- and nine-month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005

Net income attributable to common stockholders — as reported	$$4,998	$13,021
Add: Stock-based compensation expense included in reported net income, net of tax	17	17
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(518)	(846)
Pro forma net income attributable to common stockholders	$4,497	$12,192
Basic earnings per share attributable to common stockholders — as reported	$0.18	$0.51
Basic earnings per share attributable to common stockholders — pro forma	$0.16	$0.47
Diluted earnings per share attributable to common stockholders — as reported	$0.17	$0.47
Diluted earnings per share attributable to common stockholders — pro forma	$0.15	$0.44

Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,625,813	$9.63
Granted	36,244	30.81
Exercised	(1,755,863)	5.08
Forfeited / canceled	(68,843)	17.09
Outstanding at September 30, 2006	1,837,351	13.94	7.7 years	$56,154,000
Exercisable at September 30, 2006	410,395	6.90	5.0 years	15,431,000

The weighted average grant-date fair value of stock options granted was $8.99 during the nine months ended September 30, 2005 and $15.62 during the nine months ended September 30, 2006. The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $5,406,000 during the nine months ended September 30, 2005 and $47,495,000 during the nine months ended September 30, 2006. As of September 30, 2006, total compensation cost not yet recognized related to stock options was $7,606,000, which is expected to be recognized over a weighted-average period of 3.8 years.

SFAS 123(R) requires cash flows resulting from the tax benefit associated with the exercise of stock options to be classified as financing activities. As a result of adopting SFAS 123(R), $14,427,000 of such tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	112,419	$22.12
Granted	86,676	32.83
Vested	—	—
Forfeited	(14,672)	23.12
Nonvested at September 30, 2006	184,423	27.40

As of September 30, 2006, total compensation cost not yet recognized related to restricted stock awards was $3,211,000, which is expected to be recognized over a weighted-average period of 4.3 years.

5. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$3,296	$1,182
Work in process	4,707	1,781
Finished goods	2,312	1,913

	$10,315	$4,876

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2005 or September 30, 2006.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Basic earnings per share
Net income	$11,603	$5,118	$30,636	$13,965
Accretion on redeemable convertible preferred stock	—	(120)	—	(944)
Amount allocated to preferred stockholders	—	(124)	—	(925)

Net income attributable to common stockholders for basic earnings per share	$11,603	$4,874	$30,636	$12,096

Weighted average common shares outstanding	30,183	26,908	29,691	23,914

Basic earnings per share	$0.38	$0.18	$1.03	$0.51

Diluted earnings per share
Net income	$11,603	$5,118	$30,636	$13,965
Accretion on redeemable convertible preferred stock	—	(120)	—	(944)
Amount allocated to preferred stockholders	—	(124)	—	(925)

Net income attributable to common stockholders for diluted earnings per share	$11,603	$4,874	$30,636	$12,096

Weighted average common shares outstanding	30,183	26,908	29,691	23,914
Effect of dilutive stock options and restricted stock	867	1,598	1,120	1,685

Adjusted weighted average shares — diluted	31,050	28,506	30,811	25,599

Diluted earnings per share	$0.37	$0.17	$0.99	$0.47

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

Effective January 1, 2006, we adopted SFAS 123(R). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in our consolidated financial statements for stock options issued under our stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements for grants of restricted stock to employees. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of each equity instrument. Total stock-based compensation cost was $742,000 and $2,289,000 for the three- and nine-month periods ended September 30, 2006, respectively. Total stock-based compensation cost was $17,000 for the three- and nine-month periods ended September 30, 2005. We have used the modified prospective method of transition. Accordingly, our results of operations and financial position for periods prior to January 1, 2006, have not been restated. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further disclosure regarding our stock-based compensation.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2006 and 2005

Revenue. In the three months ended September 30, 2006, our revenue increased $13.5 million, or 63.5%, to $34.6 million, compared with $21.2 million in the corresponding period of 2005. This growth was primarily attributable to increased sales to the broadband, cellular infrastructure and microwave and millimeter wave communications end markets. We believe this growth was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 60% of our revenue in the three months ended September 30, 2006, compared with 43% in the corresponding period in 2005.

Cost of revenue and gross margin. In the three months ended September 30, 2006, our cost of revenue increased $2.7 million, or 41.7%, to $9.2 million, compared with $6.5 million in the corresponding period of 2005, as a result of our increased sales volume. In the three months ended September 30, 2006, our gross margin was 73.5%, compared with 69.5% in the corresponding period of 2005. The increase in gross margin was primarily attributable to favorable product mix, including increased unit sales of higher margin products; a decrease in direct materials and other manufacturing costs; and a decrease in indirect non-standard costs including pre-production masks and evaluation materials.

Research and development expense. In the three months ended September 30, 2006, our research and development expense increased $1.1 million, or 40.7%, to $3.8 million, and represented 11.1% of our revenue, compared with $2.7 million, or 12.9% of our revenue, in the corresponding period of 2005. The increase in our research and development expense in the third quarter was primarily attributable to a $0.9 million increase in personnel costs, due to the increase in headcount with the expansion of our engineering organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), and a $0.2 million increase in other costs.. Each component of the total increase in research and development expense was attributable in part to the acquisition of Q-Dot, Inc. on August 30, 2005. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense. In the three months ended September 30, 2006, our sales and marketing expense increased $1.0 million, or 53.4%, to $2.8 million, and represented 8.2% of our revenue, compared with $1.9 million, or 8.8% of our revenue, in the corresponding period of 2005. The increase in our sales and marketing expense in the third quarter was attributable to a $0.4 million increase in personnel costs, associated with the expansion of our worldwide direct sales and marketing efforts and the costs of equity compensation expense related to the implementation of SFAS 123(R), and a $0.5 million increase in sales representative commissions, advertising and other marketing expenses. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended September 30, 2006, our general and administrative expense increased $1.0 million, or 144.6%, to $1.7 million, and represented 4.9% of our revenue, compared with $0.7 million, or 3.3% of our revenue, in the corresponding period of 2005. The increase in our general and administrative expense in the third quarter was primarily attributable to a $0.5 million increase in personnel costs associated with the expansion of our organization and the costs of equity compensation expense related to the implementation of SFAS 123(R), a $0.4 million increase in third party professional costs associated with operations and compliance as a public company and a $0.1 million increase in other expenses. We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with compliance as a public company.

In-process research and development.  In the three months ended September 30, 2005, we incurred an in-process research and development charge of $1.8 million related to the acquisition of Q-Dot, Inc., representing the estimated fair value of Q-Dot’s in-process research and development projects.

Interest income. In the three months ended September 30, 2006, our interest income increased $0.6 million to $0.9 million, compared with $0.3 million in the corresponding period in 2005, primarily due to an increase in our balance of cash and investments in marketable securities.

Provision for income taxes. Our provision for income taxes increased by $3.5 million to $6.4 million dollars in the three months ended September 30, 2006 from $2.9 million in the corresponding period of 2005. The provision represents an effective tax rate of 35.4% and 36.0% in 2006 and 2005, respectively. The effective tax rate for the third quarter of 2006 of 35.4% differs from the federal statutory rate of 35% primarily due to state and foreign taxes offset by the impact of tax exempt interest income and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Nine Month Periods Ended September 30, 2006 and 2005

Revenue. In the nine months ended September 30, 2006, our revenue increased $36.9 million, or 63.7%, to $94.8 million, compared with $57.9 million in the corresponding period of 2005. This growth was primarily attributable to increased sales to the broadband, cellular infrastructure, microwave and millimeter wave communications and military end markets. We believe this growth was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 55% of our revenue in the nine months ended September 30, 2006, compared with 45% in the corresponding period in 2005.

Cost of revenue and gross margin. In the nine months ended September 30, 2006, our cost of revenue increased $6.2 million, or 33.0%, to $25.1 million, compared with $18.9 million in the corresponding period of 2005, as a result of our increased sales volume. In the nine months ended September 30, 2006, our gross margin was 73.6%, compared with 67.5% in the corresponding period of 2005. The increase in gross margin was primarily attributable to favorable product mix, including increased unit sales of higher margin products, a decrease in direct materials and other manufacturing costs, and better absorption of our fixed manufacturing costs as a result of our increased production volume.

Research and development expense. In the nine months ended September 30, 2006, our research and development expense increased $3.9 million, or 51.5%, to $11.6 million, and represented 12.2% of our revenue, compared with $7.6 million, or 13.2% of our revenue, in the corresponding period of 2005. The increase in our research and development expense in the nine months was primarily attributable to a $2.0 million increase in personnel costs, due to the increase in headcount with the expansion of our engineering organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), a $0.4 million increase in equipment costs, a $0.3 million increase in depreciation expense, a $0.2 million increase in professional and third party contracting costs, and a $1.0 million increase in travel, occupancy and other costs. Each component of the total increase in research and development expense was attributable in part to the acquisition of Q-Dot, Inc. on August 30, 2005.

Sales and marketing expense. In the nine months ended September 30, 2006, our sales and marketing expense increased $1.8 million, or 29.1%, to $8.1 million, and represented 8.6% of our revenue, compared with $6.3 million, or 10.9% of our revenue, in the corresponding period of 2005. The increase in our sales and marketing expense in the nine months was attributable to a $0.9 million increase in personnel costs, associated with the expansion of our worldwide direct sales and marketing efforts and the costs of equity compensation expense related to the implementation of SFAS 123(R), a $0.9 million increase in representative commission, advertising and other marketing expenses.

General and administrative expense. In the nine months ended September 30, 2006, our general and administrative expense increased $2.8 million, or 128.2%, to $5.0 million, and represented 5.2% of our revenue, compared with $2.2 million, or 3.8% of our revenue, in the corresponding period of 2005. The increase in our general and administrative expense in the third quarter was primarily attributable to a $1.3 million increase in third party professional costs associated with the costs of operations and compliance as a public company, a $1.2 million increase in personnel costs associated with the expansion of our organization and the costs of equity compensation expense related to the implementation of SFAS 123(R), a $0.1 million increase in occupancy expense and an increase of $0.2 million in other costs.

Interest income. In the nine months ended September 30, 2006, our interest income increased $1.5 million to $2.1 million, compared with $0.7 million in the corresponding period in 2005, primarily due to an increase in our balance of cash and investments in marketable securities.

Provision for income taxes. Our provision for income taxes increased by $8.8 million to $16.6 million dollars in the nine months ended September 30, 2006 from $7.9 million in the corresponding period of 2005. The provision represents an effective tax rate of 35.2% and 36.0% in 2006 and 2005, respectively. The effective tax rate for the first nine months of 2006 of 35.2% differs from the federal statutory rate of 35% primarily due to state and foreign taxes offset by the impact of tax exempt income and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2006 consisted of our cash and cash equivalents of $92.5 million, short-term available-for-sale investments of $13.2 million and a $30 million credit facility, from which we had no borrowings outstanding as of September 30, 2006. In the nine months ended September 30, 2006, cash provided by our operations was $23.4 million, of which the principal components were our net income of $30.6 million and noncash charges of $5.6 million, offset in part by a $12.1 million use of cash resulting from changes in our operating assets and liabilities. Cash used as a result of increases in accounts receivable of $10.6 million and inventories of $5.7 million, due to the growth of our business, was offset in part by an increase in accounts payable and accrued expenses of $2.4 million, due to the growth of our business and the timing of invoices and payments. In addition, $3.6 million of cash provided by an increase in deferred revenue and customer advances, due to the timing of invoiced amounts, was offset in part by a $1.1 million decrease in taxes payable.

We invested $3.2 million in the purchase of capital equipment, primarily for production and engineering equipment, as well as engineering design software. In addition, we invested $25.5 million in short-term available-for-sale investments and received $34.4 million in proceeds from sales and maturities of such securities in the normal course of business. We received $8.9 million from the exercise of stock options and have a tax benefit of $14.4 million related to the exercise of stock options. In addition, we repaid $0.6 million of our note payable.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our bank credit facility. On July 31, 2006, we amended our bank credit facility to a $30 million revolving line of credit with a variable rate of interest. At September 30, 2006, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $31.3 million in 2002 to $80.7 million in 2005, representing a compound annual growth rate of 37%. Our revenue in the nine-month period ended September 30, 2006 increased by 64% over the corresponding period in 2005. By comparison, between 2000 and 2002, we experienced a relatively flat compound annual growth rate of 4.7%, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Over the five-year period ended December 31, 2005, our revenue grew at a compound annual growth rate of 23%. Over our 21-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2004. From our first full year of operations in 1986 through 2005, our annual revenue has grown at a compound annual rate of 36%.

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

The percentage of our revenue attributable to sales to customers outside the United States was 51% in 2003, 50% in 2004, 46% in 2005 and 55% for the nine months ended September 30, 2006. We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also established a design center in Istanbul, Turkey. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect it to be more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

We are performing the system and process documentation and evaluation needed to comply with Section 404. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Date: November 10, 2006	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer