Form 10-K
period 2006-12-31
HITTITE MICROWAVE CORP
filed 2007-03-14
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51448

HITTITE MICROWAVE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2854672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 ALPHA ROAD
CHELMSFORD, MA 01824

(Address of principal executive offices)

Telephone Number:  (978) 250-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market, LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was $497,014,318.

As of March 1, 2007 there were 30,623,823 common shares outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.                        Business

Our Company

We design and develop high performance integrated circuits, or ICs, modules and subsystems for technically demanding radio frequency, or RF, microwave and millimeterwave applications. As a result of our 22 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, such as our semiconductor modeling expertise and library of proprietary circuit designs.

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

Access to specific bands of the frequency spectrum is limited due to spectrum capacity constraints. Frequency use is regulated globally by government agencies, which assign each type of communication service to one or more specific frequency bands. Growth in the volume of communications traffic, and increasing demand for services such as multimedia that require higher data rates and consequently consume greater bandwidth, have resulted in more extensive use of the frequency spectrum.

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

•       system on a chip (SOC) design;

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

Broad product portfolio.   We offer a broad range of standard and custom ICs, modules and subsystems that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2006, our product lines included more than 480 standard products spanning 13 functional families including:

•       amplifiers

•       attenuators

•       data converters

•       frequency dividers and detectors

•       frequency multipliers

•       mixers and converters

•       modulators

•       oscillators

•       phase shifters

•       power detectors

•       sensors

•       switches

•       synthesizers

We also supply custom semiconductor components, often by leveraging our library of standard designs to develop specialized versions of our standard products, or entirely new products, to meet specific requirements of our customers. We offer our products in a wide variety of packaging formats, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers to meet their time-to-market requirements. We introduced three new product lines in 2006. We introduced 91 new standard products in 2006, 80 in 2005 and 66 in 2004, and also added custom products in comparable numbers during those years.

Diverse customer base, end markets and applications.   The diversity of our customers, end markets and applications provides us with multiple growth opportunities. In 2006, we sold our products to approximately 2,700 customers for use in a variety of applications and end markets worldwide. Our principal end markets include:

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

We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 480 standard products. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other vendor. The standard products listed in our catalog generally are purchased by multiple customers for use in a variety of applications.

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

Our product lines

We currently provide standard and custom semiconductor products spanning 13 functional families. Our product lines include most of the functional circuit blocks required to create both receiver and transmitter subsystems for any RF, microwave or millimeterwave application.

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

Data converters.   Data converters are used to convert signals between analog and digital wave form. Currently our product line includes:

•       Track-and-hold (T/H) amplifiers that convert analog sinusoidal signals to high speed digital square wave signals for baseband processing.

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

•       wideband frequency divider modules that provide division ratios of 2, 4, 5, 8 and 10 and are characterized by having more than an octave of operating frequency bandwidth, are used in military, space and commercial systems where a wide range of frequencies need to be processed by one subsystem;

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

Oscillators.   An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators, or VCOs, can be varied by an analog DC input control voltage. We offer three types of MMIC oscillators:

•       wide band VCOs that offer octave tuning bandwidth;

•       narrow band VCOs that offer narrower frequency tuning and improved phase noise performance; and

•       phase locked oscillators that offer integrated phase locked loop (PLL) functionality.

Our standard product VCOs cover the frequency spectrum of 2.0 to 25.0 GHz, while our custom VCOs cover frequency bands between 2.0 to 80.0 GHz. Our self-contained VCOs integrate all necessary circuitry on a single chip, so that no external components are required.

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

Power detectors.   Power detectors convert RF signals to DC voltages that can be measured by simple digital circuitry. These devices correlate power levels in dBm to linear voltages.

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

Synthesizers.   Synthesizers generate a coherent set of RF, microwave or millimeterwave frequencies over a specified range of frequency and power. Synthesizers are generally used to generate the frequency that acts as a carrier for voice or data  communication.

Modules and subsystems

We build upon our standard and custom products, our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise to offer our customers highly integrated modules and subsystems that are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings, and equipped with industry standard connectors to facilitate their rapid installation. Our modules and subsystems include:

•       connectorized modules, which utilize ICs from nine of our 13 product lines, housed in connectorized, hermetically sealed modules, for use in test and measurement equipment;

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

Our products are manufactured by a number of foundries using a variety of different semiconductor processes, primarily using GaAs substrates. We also manufacture products using SiGe, Bi-cmos, and cmos processes. We are also investigating additional GaAs and silicon-based processes that we believe may offer advantages in the manufacture of semiconductors for use in RF, microwave and millimeterwave applications.

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

RoHS Directive

In response to environmental concerns, some customers and government agencies have begun to impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Union, or EU, adopted its Restrictions on Use of Hazardous Substances Directive, or RoHS Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have an active program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances.

Research and Development

We focus our research and development efforts on designing and introducing new and improved standard and custom products and on developing new semiconductor device modeling and advanced RF, microwave or millimeterwave circuit design. In 2006, we introduced 91 new standard catalog products, and a comparable number of custom products. We continuously develop standard catalog products using our own specifications, guided by input from our customers and end markets that combine technological innovation and general application. Our core team of experienced engineers also works closely with many of our customers to develop and introduce custom products that address the specific requirements of those customers.

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

In 2005 we opened a design center in Istanbul, Turkey. Also in August 2005, we acquired substantially all the assets of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado. In December 2006, we opened a design center in Ottawa, Ontario, Canada.

Sales, Marketing and Support

We sell our products worldwide through multiple channels, including our direct sales force and applications engineering staff, our network of domestic and international independent sales representatives, and our website. In addition, most of our standard products are available for sale in North America through our distributor, Future Electronics. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support offices in the United States, China, Germany, Korea, Sweden, and the United Kingdom. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

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

We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our principal foundries are Atmel Semiconductor, Global Communications Semiconductors, IBM, M/A-COM, Taiwan Semiconductor Manufacturing Company, TriQuint Semiconductor, United Monolithic Semiconductors and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

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

We conduct environmental screening on production material, including tests such as temperature cycling and temperature shock, constant acceleration, mechanical vibration and shock, liquid and ambient burn-in, fine and gross hermeticity leak test, and particle impact noise detection. Our reliability test equipment includes high temperature life-test equipment, highly accelerated stress test and infrared reflow testing, and acoustic sonic scanning.

Quality Assurance

We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time, and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2000 certified. The ISO 9001:2000 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. All of our independent foundries and packaging and test subcontractors have been awarded ISO 9000 certification. We are ISO/TS 16949:2002 certified for the design, manufacture, and sale of plastic-encapsulated analog and mixed-signal ICs for RF, microwave and millimeterwave applications for the automotive industry. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we are MIL-PRF-38534/38535 standard compliant.

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

Employees

As of December 31, 2006, we had 267 full-time employees, compared with 220 full-time employees at December 31, 2005. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position
Yalcin Ayasli, Sc.D.	61	Founder, Director and Chairman Emeritus
Stephen G. Daly	41	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	55	Vice President, Chief Financial Officer and Treasurer
Michael J. Koechlin	47	Executive Vice President of Engineering
Norman G. Hildreth, Jr.	43	Vice President of Sales and Marketing
Brian Jablonski	47	Vice President of Operations
Bruce R. Evans	47	Director
Rick D. Hess	53	Director
Cosmo S. Trapani	68	Director
Franklin Weigold	68	Director

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

Brian Jablonski has served as our Vice President of Operations since December 2005. From May 2004 to December 2005, Mr. Jablonski served as our Director of Operations. From 2003 until joining Hittite in 2004, Mr. Jablonski served as a Capital Planning Manager at Allegro Microsystems Corp., a supplier of advanced mixed signal power IC semiconductors. From 2000 to 2003, he served as Materials Manager at M/A-Com and as the Director of Operations at Trebia Networks, a developer of storage networking applications. From 1986 to 2000, he served in a number of management positions, including Director of Materials, for Unitrode Integrated Circuits, a manufacturer of analog and mixed signal integrated circuits. Mr. Jablonski received a B.S. in Industrial Management from Northeastern University and an M.B.A. from New Hampshire College.

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

Rick D. Hess has served as a member of our board of directors since 2005. Mr. Hess is currently the President and Chief Operating Officer of Konarka Technologies, a developer of photovoltaic cells on plastic. From 2004 to 2006, Mr. Hess was Chief Executive Officer of Integrated Fuel Cell Technologies, Inc., a developer of micro-fuel cell systems. From 1999 to 2004, Mr. Hess served as President of M/A-COM. Mr. Hess received a B.S. in Electrical Engineering from Purdue University and an M.S. in Electrical Engineering from Johns Hopkins University.

Cosmo S. Trapani has served as a member of our board of directors since 2000. From 2000 to 2002, Mr. Trapani served as Vice President and Chief Financial Officer of PRI Automation, Inc. From 1999 to 2000, Mr. Trapani was Senior Vice President and Chief Financial Officer at Circor International, Inc., a manufacturer of fluid control systems. From 1990 to 1998, Mr. Trapani was Executive Vice President and Chief Financial Officer of Unitrode Corporation, a manufacturer of analog and mixed-signal integrated circuits. Prior to Unitrode Mr. Trapani was Vice President Finance for Instron Corporation, a testing products company, and Corporate Controller and General Manager of Computervision CAD/CAM Division, an integrated computer systems company. Mr. Trapani is a member of the board of directors and Chairman of the audit committee of Ibis Technology, a manufacturer of equipment for the semiconductor industry. He is also a member of the board of directors of LNX Corporation, a manufacturer of microwave modules. Mr. Trapani is a Certified Public Accountant and has been a member of various societies including AICPA, Massachusetts Society of CPAs, Board of Directors of Massachusetts Society of CPAs, and Chapter President of IMA. Mr. Trapani received a B.S. from Boston College and was a Commanding Officer in the U.S. Army.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $61.7 million in 2004 to $130.3 million in 2006, representing a compound annual growth rate of 45.4%. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Over our 22-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2006.

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

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 60.7% to a high of 73.7%. Numerous factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and  numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

If we fail to develop new products that achieve market acceptance or fail to introduce new products that enable us to address additional markets, our operating results could be adversely affected.

The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business and continued growth in our revenues will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner and have our products designed into the products of original equipment manufacturers, or OEMs. The development of new high performance semiconductor ICs, modules and subsystems is highly complex, and from time to time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. Our ability to successfully develop, manufacture, introduce and deliver new types of high performance semiconductor ICs, modules and subsystems will depend on various factors, including our ability to:

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

We purchase a number of key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, M/A-COM in Virginia, Taiwan Semiconductor Manufacturing Company in Taiwan, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, some of our suppliers could in the future extend their lead times or seek to increase the prices of materials we purchase from them as their contracts with us expire. If our key suppliers were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us or seek to increase their prices, our cost of revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers or packaging subcontractors could also prevent us from fulfilling our customers’ demands for our products on a timely basis, and thus adversely affect our revenue. Longer lead times could also require us to increase our raw materials inventory levels, in order to be able to meet customers’ delivery requirements.

The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products, components or materials to us. We believe that a supplier of wafers that are used in a significant number of our products has recently been experiencing financial difficulties. Failure of this supplier to meet its supply commitments to us would impair our ability to supply customers with the related products and adversely impact our revenues and financial results. We are taking steps to mitigate our exposure to this risk; however, there can be no assurance that these measures would be sufficient to avoid disruption of our business if there were to be a near-term interruption in the supply of wafers that we currently purchase from this supplier. If this or one of our other key suppliers is unable to provide us with its materials, components or services, our operations may be adversely affected. We might experience difficulty identifying alternative sources of supply for the materials, components and services used in our products or that we obtain through outsourcing. We could experience delays if we were required to test and evaluate products and services of potential alternative suppliers. Any of these occurrences could negatively affect our operating results and liquidity and harm our business.

Operations at our Chelmsford, Massachusetts facility that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control.

Our executive management and administrative functions, most of our research and development and product design activities, final assembly of our module and subsystem-level products, and final testing for all of our products are carried out at our headquarters facility in Chelmsford, Massachusetts. These operations are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage that facility. Although we seek to mitigate these risks by maintaining business interruption insurance, insurance may be inadequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

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

We typically depend on orders from a limited number of customers for a significant percentage of our revenue. In 2006, no customer accounted for more than 10% of our revenue and sales to our top 10 customers accounted for 42.7%. In 2005, sales to Boeing accounted for more than 10% of our revenue, and sales to our top 10 customers accounted for 42.8% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States was 50% in 2004, 46% in 2005 and 54% in 2006. We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Political and economic instability and changes in governmental regulations could adversely affect our ability to effectively operate our foreign sales offices and foreign design centers, as well as the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not in the past been subject to claims that any of our products infringe any patents or other proprietary rights of third parties, we could be subject to such claims in the future. There can be no assurance that claims that may arise in the future can be amicably resolved,, and it is possible that litigation could ensue. In addition, we may increasingly be subject to infringement claims as the number of our products increases. Since patent applications often are not disclosed until a patent issues, it is not possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Also, in connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify the customer against third-party claims for such infringement. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend, damage our reputation, result in substantial and unanticipated costs associated with litigation and require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

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

In 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million. We may make other acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

In September 2001, the United States Department of Commerce commenced an investigation to determine whether shipments by us of certain of our products complied with applicable Export Administration Regulations. The Department of Commerce believed that six shipments we made to customers in China, Latvia and Russia during 2000 and 2001 lacked appropriate export licenses. In March 2006, we entered into a settlement agreement with the Department of Commerce pursuant to which we paid a civil penalty in the amount of $221,250, and the Department of Commerce agreed that it would not pursue any further remedies.

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

We are subject to a variety of international, federal, state and local governmental regulations relating to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operation. In response to environmental concerns, some customers and government agencies have begun to impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Parliament adopted its Restrictions on Use of Hazardous Substances Directive, or RoHS Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the European Union, or EU, market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have an active program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances. We are working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. However, for some of our products, substitutions of lead-free components or processes may be difficult or costly, or redesign efforts could result in production delays. We may find it necessary to carry inventories of both leaded and lead-free versions of certain products, making it more difficult to accurately forecast appropriate inventory levels and potentially increasing the amount of inventory we must carry. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Because the EU member states have not fully implemented the WEEE Directive, the nature of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation.

Dr. Ayasli, our founder and principal stockholder, controls approximately 48% of our voting power, and is able to exert significant control over  the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 48% of our common stock. As a result, Dr. Ayasli controls the outcome of matters requiring stockholder approval and has the power to exert significant control over:

•       the election of our directors;

•       amendments to our certificate of incorporation or by-laws; and

•       approval of mergers, consolidations or the sale of all or substantially all our assets.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002,  we are required to furnish annually a report by our management on our internal control over financial reporting. Such a report is required to contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

Our headquarters are located in Chelmsford, Massachusetts in a 71,000 square foot building that we own. We occupy leased premises of approximately 13,000 square feet for our design center in Colorado Springs, Colorado; 4,000 square feet for our design center in Istanbul, Turkey; and 7,000 square feet for our design center in Ottawa, Ontario, Canada. We also occupy approximately 1,000 square feet or less in each case, for our sales offices in China, Germany, Korea, Sweden and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.                        Legal Proceedings

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol HITT. Trading of our common stock commenced on July 22, 2005, following completion of our initial public offering.

	Year Ended December 31,
	2006		2005
	High	Low	High	Low
First Quarter	$34.00	$22.43	—	—
Second Quarter	40.48	29.57	—	—
Third Quarter	46.94	32.74	$22.80	$17.50
Fourth Quarter	51.25	31.99	26.30	20.15

As of December 31, 2006, our common stock was held by approximately 219 shareholders of record.

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

We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2006.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*

Among Hittite Microwave Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

*       $100 invested on 7/22/05 in stock or on 6/30/05 in index-including reinvestment of dividends.

Fiscal year ending December 31.

	7/05	7/05	8/05	9/05	10/05	11/05	12/05	1/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06
Hittite Microwave Corporation	100.00	99.64	105.46	104.11	118.77	129.00	118.97	143.96	142.06	173.32	200.05	182.83	185.91	209.51	232.29	228.79	176.30	200.87	166.17
NASDAQ Composite	100.00	106.03	104.75	105.64	104.07	109.27	108.69	113.98	112.41	115.90	115.71	108.38	107.97	104.09	108.62	111.91	117.22	120.44	120.18
Philadelphia Semiconductor	100.00	107.70	105.82	105.26	98.29	110.32	108.62	108.98	105.04	102.60	106.37	96.06	95.35	89.79	98.42	100.57	99.98	103.31	100.73

For information concerning securities authorized for issuance under equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Item 6.                        Selected Financial Data

The following tables set forth selected financial data of our company for the last five fiscal years.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$130,290	$80,677	$61,671	$42,033	$31,259
Cost of revenue	35,398	25,715	22,670	16,823	13,947
Gross profit	94,892	54,962	39,001	25,210	17,312
Operating expenses:
Research and development	15,179	10,800	7,665	6,638	5,533
Sales and marketing	11,183	8,648	7,716	5,302	3,998
General and administrative	6,501	3,408	2,922	1,980	1,743
In-process research and development	—	1,778	—	—	—
Total operating expenses	32,863	24,634	18,303	13,920	11,274
Income from operations	62,029	30,328	20,698	11,290	6,038
Interest income	3,180	1,090	232	189	209
Interest expense	(30)	(54)	(87)	(187)	(241)
Other income, net	109	—	—	—	—
Income before income taxes	65,288	31,364	20,843	11,292	6,006
Provision for income taxes	22,598	10,286	7,429	4,070	1,842
Net income	42,690	21,078	13,414	7,222	4,164
Accretion on redeemable convertible preferred stock	—	944	1,525	1,412	1,308
Net income attributable to common stockholders	$42,690	$20,134	$11,889	$5,810	$2,856
Earnings per share attributable to common stockholders:
Basic	$1.43	$0.76	$0.48	$0.24	$0.12
Diluted	$1.38	$0.71	$0.45	$0.23	$0.11
Weighted average shares outstanding:
Basic	29,856	25,085	22,246	22,235	22,235
Diluted	30,882	26,822	23,707	22,739	22,740
Cash dividend declared and paid per common share	$—	$1.36	$—	$—	$—

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,798	$40,559	$24,548	$20,221	$15,686
Short-term available-for-sale investments	38,757	22,082	—	—	—
Working capital	142,133	70,762	32,991	25,684	21,181
Total assets	172,671	94,397	55,231	39,404	32,396
Long-term debt	—	213	579	945	2,388
Redeemable convertible preferred stock	—	—	20,591	19,065	17,653
Stockholders’ equity	156,162	83,330	23,723	11,769	5,953

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

Overview

We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 22-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

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

•       In 2005, we established our first remote design center in Istanbul, Turkey. Additionally, our sales and technical support offices have continued to expand, and we now maintain offices in the United States, China, Germany, Korea, Sweden and the United Kingdom.

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

•       In August 2005, we acquired substantially all the assets and employees of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado.

•       In December 2006, we opened a design center in Ottawa, Ontario, Canada.

•       In 2006, we introduced the 11th annual edition of our product catalog. We currently offer more than 480 standard products in our catalog and many more custom products, spanning 13 product lines.

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

Cost of revenue.   Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, related occupancy and equipment costs, shipping costs and charges for inventory obsolescence and for warranty obligations.

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

Revenue recognition.   We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of our products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. We maintain a reserve for potential returns or allowances on these sales. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of our sales are made to a distributor under an agreement that provides for limited product return privileges. As a result, we defer recognition of such revenue until the product is resold by the distributor.

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

Inventory.   Inventory is stated at the lower of cost (first-in, first-out method) or market. We expense excess or obsolete inventory. The expense is based on our assessment of inventory materials on hand, including a comparison of those inventory balances with estimated future demand. In addition, we review the inventory and compare part costs with current market value, and write down any part with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry. Although we did not record significant expense for excess or obsolete inventory in 2004, 2005 or 2006, the number of products we offer is increasing, which may expose us to increased inventory risk and may, in the future, require us to record higher expense for excess or obsolete inventory. Once we have written down inventory to its estimated net realizable value, we cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

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

Stock-based compensation.   Effective January 1, 2006, we adopted SFAS 123(R). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in our consolidated financial statements for stock options issued under our stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements for grants of restricted stock to employees. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of each equity instrument. Total stock-based compensation cost was $0, $49,000 and $3,067,000 for 2004, 2005 and 2006, respectively. We have used the modified prospective method of transition. Accordingly, our results of operations and financial position for periods prior to January 1, 2006, have not been restated. See Note 14 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding our stock-based compensation.

Income taxes.   We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related assets or liabilities are settled or the reported amount of the assets are recovered, hence giving rise to a deferred tax asset or liability. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets. In July 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for us on January 1, 2007.  See “Recent Accounting Pronouncements.”

Factors and Trends That Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Recent revenue growth.   Our revenue has grown more rapidly in recent years. From 2004 to 2006, our revenue grew from $61.7 million to $130.3 million, representing a compound annual growth rate of 45.4%. From 2005 to 2006, our revenue increased by approximately 61.5%. Over our 22-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in the period from 2004 to 2006. The principal driver of our recent revenue growth has been increased sales of our standard products, which we believe are attributable primarily to the introduction of new products, which expanded the breadth and diversity of our standard product offerings, the growing market acceptance of the standard products we introduced in prior periods, and the expansion of our domestic and international sales efforts. Although we believe we have multiple opportunities for additional revenue growth and are planning our business accordingly, we do not expect our revenue will continue to grow at rates as high as those we have recently experienced. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable, as, and if, our revenue continues to increase to higher levels. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced recently, and in establishing planned levels of operating expenses we have not assumed that they will do so.

Gross margin improvement.   One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. In the last three years our gross margins have increased from 63.2% in 2004 to 68.1% in 2005 and 72.8% in 2006. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and  numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing  yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

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

Relationships with major customers.   We have historically depended on a small number of customers for a large percentage of our annual revenue. The composition of this group can change from year to year. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 49.2% in 2004, and 42.8% in 2005 and 42.7% in 2006. In 2006, no single customer exceed 10% of our total revenue. In 2005, sales to Boeing accounted for 16.0% of our revenue. In 2004, sales to Boeing accounted for 14.5% of our revenue, and sales to Motorola accounted for 12.0% of our revenue. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics.

Challenges.   In pursuing the market opportunities before us, we face a number of challenges. Among the challenges that we think are most significant are the following:

•       Need for continued product and technology innovation.   We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us significant competitive advantage and have contributed significantly to our recent revenue growth. For example, the number of new standard catalog products we have introduced each year has increased from 66 in 2004 to 80 in 2005 and 91 in 2006. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry, and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures by us.

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

•       Management of growth.   We recognize that if our business plans are successful, we may be required to manage a larger and growing enterprise. To support the growth, we will have to expand our organization and structure, including hiring more management and personnel, including engineering and other specialized functions, in the U.S. and worldwide.

Results of Operations

The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue	$130,290	$80,677	$61,671
Cost of revenue	35,398	25,715	22,670
Gross profit	94,892	54,962	39,001
Operating expenses:
Research and development	15,179	10,800	7,665
Sales and marketing	11,183	8,648	7,716
General and administrative	6,501	3,408	2,922
In-process research and development	—	1,778	—
Total operating expenses	32,863	24,634	18,303
Income from operations	62,029	30,328	20,698
Interest income	3,180	1,090	232
Interest expense	(30)	(54)	(87)
Other income, net	109	—	—
Income before income taxes	65,288	31,364	20,843
Provision for income taxes	22,598	10,286	7,429
Net income	$42,690	$21,078	$13,414

	Years Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	27.2	31.9	36.8
Gross profit	72.8	68.1	63.2
Operating expenses:
Research and development	11.6	13.4	12.4
Sales and marketing	8.6	10.7	12.5
General and administrative	5.0	4.2	4.7
In-process research and development	—	2.2	—
Total operating expenses	25.2	30.5	29.6
Income from operations	47.6	37.6	33.6
Interest income	2.4	1.3	0.4
Interest expense	(0.0)	(0.0)	(0.1)
Other income, net	0.1	—	—
Income before income taxes	50.1	38.9	33.9
Provision for income taxes	17.3	12.7	12.0
Net income	32.8%	26.1%	21.9%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue.   Our revenue increased $49.6 million, or 61.5%, to $130.3 million in 2006 from $80.7 million in 2005. This growth in revenue was attributable to increased sales to customers of both our standard and custom products, primarily to the microwave and millimeterwave communications, cellular infrastructure, broadband and military end markets, which we believe is attributable to the increased breadth of our product offering and the market acceptance of products which we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 54% of our total revenue in 2006 compared with 46% in 2005.

Cost of revenue and gross margin.   Our cost of revenue increased $9.7 million, or 37.7%, to $35.4 million in 2006, from $25.7 million in 2005, as a result of the increase in sales volume. Our gross margin increased to 72.8% in 2006 from 68.1% in 2005. The increase in our gross margin is primarily attributable to an improved product mix, including increased unit sales of higher margin products, a decrease in direct production material costs, an increase in lower volume orders on which we offer lower discounts, favorable absorption of our fixed manufacturing costs as a result of increased volume, and lower spending for indirect manufacturing materials, including pre-production masks and evaluation materials.

Research and development expense.   Research and development expense increased $4.4 million, or 40.1%, to $15.2 million in 2006, from $10.8 million in 2005, and represented 11.6% of our revenue in 2006 compared with 13.4% in 2005. The increase in our research and development expense was primarily attributable to a $2.7 million increase in personnel costs due to increased headcount and the cost of equity compensation expense related to the implementation of SFAS 123(R), a $1.0 million increase in spending on depreciation and other equipment expense and a $0.7 million increase in other expenses. Each component of the total increase in research and development expense was attributable in part to a full year of expenses associated with our acquisition of Q-Dot, Inc. on August 30, 2005. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense.   Sales and marketing expense increased $2.6 million, or 29.3%, to $11.2 million in 2006, from $8.6 million in 2005, and represented 8.67% of our revenue in 2006 compared with 10.7% in 2005. The increase in our sales and marketing expense was primarily attributable to a $1.1 million increase in third party commissions, a $1.1 million increase in personnel costs associated with the expansion of our worldwide direct sales and marketing organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), and a $0.4 million increase in other costs. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense.   General and administrative expense increased $3.1 million, or 90.8%, to $6.5 million  in 2006, from $3.4 million in 2005 and represented 5.0% of our revenue in 2006 compared with 4.2% in 2005. The increase was primarily attributable to $1.5 million increase in personnel costs associated with the expansion of our organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), a $1.5 million increase in professional fees associated with operating and compliance as a public company, and a $0.1 million increase in other expenses. We expect general and administrative expense will increase as a result of additional personnel costs necessary to support the growth of our business, and additional professional fees and other costs associated with operations and compliance as a public company.

Interest income and interest expense.   Interest income was $3.2 million in 2006 compared to $1.1 million in 2005. The increase in interest income was attributable to both an increase in our cash and investments and an increase in interest rates earned. Interest expense was $0.0 million and $0.1 million in  2006 and 2005 respectively.

Provision for income taxes.   Our provision for income taxes increased $12.3 million, to $22.6 million in 2006, from $10.3 million in 2005, representing an effective tax rate of 34.6% in 2006 and 32.8% in 2005. The higher effective tax rate for 2006 reflects the impact of tax incentives related to the extraterritorial income exclusion and an increase in state income taxes as well as changes in estimates for certain tax credits. We expect our effective tax rate in 2007 to be comparable to our effective tax rate for 2006.

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

Interest income and interest expense.   Interest income was $1.1 million in 2005 compared to $0.2 million in 2004. The increase in interest income was attributable to both an increase in our cash and investments and an increase in interest rates earned. Interest expense was $0.1 million in both 2005 and 2004.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2006 consisted of our cash and cash equivalents of $83.8 million, short-term available-for-sale investments of $38.8 million and a $30.0 million revolving line of credit, from which we had no borrowings outstanding as of December 31, 2006.

For the year ended December 31, 2006, cash provided by our operations was $38.4 million, of which the principal components were our net income of $42.7 million and noncash charges of $7.4 million. This was offset by a net increase in deferred taxes of $2.1 million and a net increase in operating assets and liabilities of $9.6 million. Cash used as a result of increases in accounts receivable of $8.7 million and inventories of $6.3 million, due to the growth of our business, was offset in part by increases in taxes payable of $2.2 million, deferred revenue and customer advances of $2.7 million, and accounts payable and accrued expenses of $1.3 million.

We invested $4.9 million in the purchase of capital equipment, primarily for production and engineering equipment, as well as engineering design software and facility improvements. In addition, we invested $67.1 million in short-term available-for-sale investments and received $50.5 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $9.5 million from the exercise of stock options and $17.3 million from the related tax benefit of the stock option exercises. Additionally, we repaid $0.6 million of our note payable.

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

Backlog

Purchasers of our products typically do not enter into long-term purchase contracts with us, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, and long-term production contracts that require longer than 12 months to perform. At December 31, 2006, our backlog was $34.6 million, compared to $36.9 million at December 31, 2005.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We adopted SFAS 151 effective January 1, 2006. Such adoption did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. We adopted SFAS 123(R) effective January 1, 2006. The impact of SFAS 123(R) is described in Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. FIN 48 will become effective for us on January 1, 2007. We do not believe that the adoption of FIN 48 will have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands the related disclosure requirements. SFAS 157 will become effective for us on January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact the adoption of  SFAS 159 will have on our financial position and results of operations.

Contractual Obligations

At December 31, 2006, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$2,178	$541	$831	$684	$122

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents, any outstanding debt and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk.   The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash, cash equivalents and short term investments, consisting primarily of bank deposits, money market funds and short-term government securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our bank credit facility. On July 31, 2006, we amended our bank credit facility to a $30 million revolving line of credit with a variable rate of interest. At December 31, 2006, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

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

This information is incorporated by reference from pages F-1 through F-25 of this report.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting and management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report that appears on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information regarding directors set forth under the caption “Election of Directors,” “Our Board of Directors and Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information about Our Audit Committee” appearing in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2007 (the “Definitive Proxy Statement”) is incorporated herein by reference.

Item 11.                 Executive Compensation

The information set forth under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” and “Compensation Committee Report” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Information about Common Stock Ownership” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in our Definitive Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-25):

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of December 31, 2006 and 2005

•       Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•       Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•       Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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
*10.1

Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).

*10.2

Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).

*10.3

Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).

*10.4

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

10.24	Proprietary Information, Confidentiality and Inventions Agreement, dated May 4, 2004, by and between Hittite Microwave Corporation and Brian J. Jablonski.
*10.25	Non-employee director compensation plan (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51448)
10.26

Amended and Restated Credit Agreement dated July 31, 2006 by and between the Company and Citizens Bank of Massachusetts (schedules omitted), and Revolving Credit Note dated July 31, 2006 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51448)

21.1	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

*                    Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. DALY	Chairman of the Board, President	March 14, 2007
Stephen G. Daly	and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM W. BOECKE	Vice President, Chief Financial	March 14, 2007
William W. Boecke	Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ YALCIN AYASLI	Founder, Director and Chairman	March 14, 2007
Yalcin Ayasli	Emeritus
/s/ BRUCE R. EVANS	Director	March 14, 2007
Bruce R. Evans
/s/ RICK D. HESS	Director	March 14, 2007
Rick D. Hess
/s/ COSMO S. TRAPANI	Director	March 14, 2007
Cosmo S. Trapani
/s/ FRANKLIN WEIGOLD	Director	March 14, 2007
Franklin Weigold

HITTITE MICROWAVE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

We have completed an integrated audit of Hittite Microwave Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation on January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 , based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2007

HITTITE MICROWAVE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$83,798	$40,559
Available-for-sale investments	38,757	22,082
Accounts receivable, net of allowance for doubtful accounts of $283 and $244, respectively	18,603	9,789
Inventories	10,950	4,876
Deferred costs	407	284
Prepaid expenses and other current assets	1,208	612
Deferred taxes	4,028	2,238
Total current assets	157,751	80,440
Property and equipment, net	14,478	13,417
Other assets	442	540
Total assets	$172,671	$94,397
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,479	$1,290
Accrued commissions	1,065	798
Accrued payroll and benefits	1,981	576
Accrued other expenses	1,840	2,392
Customer advances	2,362	1,428
Deferred revenue	3,389	1,587
Income taxes payable	3,502	1,241
Current portion of long-term debt	—	366
Total current liabilities	15,618	9,678
Long-term debt	—	213
Deferred taxes	891	1,176
Total liabilities	16,509	11,067
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,707 and 28,684 shares issued and outstanding at December 31, 2006 and 2005, respectively	307	287
Additional paid-in capital	103,644	75,388
Accumulated other comprehensive income (loss)	157	(48)
Deferred compensation	—	(1,566)
Treasury stock at cost, 12 shares at December 31, 2005	—	(95)
Retained earnings	52,054	9,364
Total stockholders’ equity	156,162	83,330
Total liabilities and stockholders’ equity	$172,671	$94,397

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue	$130,290	$80,677	$61,671
Cost of revenue	35,398	25,715	22,670
Gross profit	94,892	54,962	39,001
Operating expenses:
Research and development	15,179	10,800	7,665
Selling and marketing	11,183	8,648	7,716
General and administrative	6,501	3,408	2,922
In-process research and development	—	1,778	—
Total operating expenses	32,863	24,634	18,303
Income from operations	62,029	30,328	20,698
Interest income	3,180	1,090	232
Interest expense	(30)	(54)	(87)
Other income, net	109	—	—
Income before income taxes	65,288	31,364	20,843
Provision for income taxes	22,598	10,286	7,429
Net income	42,690	21,078	13,414
Accretion on redeemable convertible preferred stock	—	944	1,525
Net income attributable to common stockholders	$42,690	$20,134	$11,889
Earnings per share attributable to common stockholders:
Basic	$1.43	$0.76	$0.48
Diluted	$1.38	$0.71	$0.45
Weighted average shares outstanding:
Basic	29,856	25,085	22,246
Diluted	30,882	26,822	23,707

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Deferred	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Equity	Income
Balance, December 31, 2003	22,235	$ 222				$ 16		$ 11,531	$ 11,769
Exercise of stock options	90	1			$ 23				24
Foreign currency translation						41			41	$ 41
Accretion on redeemable convertible preferred stock								(1,525)	(1,525)
Net income								13,414	13,414	13,414
Comprehensive income										$ 13,455
Balance, December 31, 2004	22,325	223			23	57		23,420	23,723
Exercise of stock options	454	5			645				650
Foreign currency translation						(102)			(102)	(102)
Accretion on redeemable convertible preferred stock								(944)	(944)
Net income								21,078	21,078	21,078
Dividend declared and paid								(34,190)	(34,190)
Initial public offering of common stock	3,375	34			51,596				51,630
Conversion of redeemable convertible preferred stock	2,415	24			21,510				21,534
Issuance of restricted common stock, net of forfeitures	115	1	(3)		1,614		$ (1,615)		—
Amortization of deferred compensation on restricted common stock							49		49
Purchase of common stock			(9)	$ (95)					(95)
Unrealized losses on available-for-sale investments, net of tax						(3)			(3)	(3)
Comprehensive income										$ 20,973
Balance, December 31, 2005	28,684	287	(12)	(95)	75,388	(48)	(1,566)	9,364	83,330
Exercise of stock options	1,866	19			9,485				9,504
Foreign currency translation						202			202	202
Stock-based compensation expense					3,067				3,067
Net income								42,690	42,690	42,690
Excess income tax benefit related to stock-based compensation plans					17,326				17,326
Treasury stock returned to unissued	(25)	—	25	95	(95)				—
Issuance of restricted and unrestricted common stock under stock plans, net of forfeitures	182	1	(13)		39				40
Reclassification of deferred compensation upon adoption of SFAS 123(R)					(1,566)		1,566		—
Unrealized losses on available-for-sale investments, net of tax						3			3	3
Comprehensive income										$ 42,895
Balance, December 31, 2006	30,707	$ 307	—	$ —	$ 103,644	$ 157	$ —	$ 52,054	$ 156,162

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$42,690	$21,078	$13,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,847	3,485	3,057
Amortization	125	52	48
Provision for doubtful accounts	67	—	47
Provision for inventory obsolescence	270	220	(58)
Deferred taxes	(2,075)	(1,344)	721
Stock-based compensation	3,067	49	—
In-process research and development	—	1,778	—
Changes in operating assets and liabilities:
Accounts receivable	(8,735)	380	(2,958)
Inventory	(6,342)	341	(1,670)
Deferred costs	(124)	(8)	54
Other assets	(632)	(196)	(114)
Deferred revenue and customer advances	2,736	25	1,188
Accounts payable	189	(963)	671
Accrued expenses	1,100	908	1,000
Income taxes payable	2,236	612	(579)
Net cash provided by operating activities	38,419	26,417	14,821
Cash flows from investing activities:
Purchases of property and equipment	(4,899)	(3,429)	(9,701)
Purchases of available-for-sale investments	(67,133)	(22,085)	—
Sales and maturities of available-for-sale investments	50,459	—	—
Acquisition of Q-Dot	—	(2,469)	—
Other investing activities	(15)	(30)	(78)
Net cash used in investing activities	(21,588)	(28,013)	(9,779)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	—	51,630	—
Dividends paid	—	(34,190)	—
Purchase of company common stock	—	(95)	—
Repayment of note payable	(579)	(366)	(366)
Repayment of capital leases	—	—	(421)
Proceeds from exercise of stock options	9,504	650	24
Excess income tax benefit related to stock-based compensation plans	17,326	—	—
Other financing activities	39	—	—
Net cash provided by (used in) financing activities	26,290	17,629	(763)
Effect of exchange rate changes on cash and cash equivalents	118	(22)	48
Net increase in cash and cash equivalents	43,239	16,011	4,327
Cash and cash equivalents, beginning of year	40,559	24,548	20,221
Cash and cash equivalents, end of year	$83,798	$40,559	$24,548
Supplemental cash flow information:
Cash paid for interest	$30	$46	$83
Cash paid for taxes	5,424	10,726	7,104

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of the Business

Hittite Microwave Corporation (the “Company”) designs and develops high performance integrated circuits, modules and subsystems for technically demanding radio frequency, microwave and millimeterwave applications. The Company’s products are used in a variety of applications and end markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space, and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company is headquartered and has its primary design and manufacturing center in Chelmsford, MA. In addition, the Company operates design centers in Colorado Springs, CO, Istanbul, Turkey, and Ottawa, Ontario, Canada, and has sales offices in China, Germany, Korea, Sweden and the United Kingdom.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of the Company’s products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. The Company maintains a reserve for potential returns or allowances on these sales. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company’s sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the distributor.

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

Available-for-sale investments at December 31, 2006 had amortized cost and market value of $38,757,000. Available-for-sale investments at December 31, 2005 had amortized cost of $22,085,000 and market value of $22,082,000, reflecting $3,000 of unrealized losses and no unrealized gains. All investments at December 31, 2005 and December 31, 2006 had remaining maturities of less than one year. There were no realized gains or losses during the years presented.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2003	$349
Provision	47
Utilization	—
Balance at December 31, 2004	396
Provision	—
Utilization	(152)
Balance at December 31, 2005	244
Provision	67
Utilization	(28)
Balance at December 31, 2006	$283

Inventories

Inventory is stated at the lower of cost (first-in, first-out method) or market and includes materials, labor and manufacturing overhead. The Company expenses excess or obsolete inventory. The expense is based on the Company’s assessment of inventory materials on hand, including a comparison of those inventory balances with estimated future demand. In addition, the Company reviews the inventory and compares part costs with current market value and writes down any part with costs in excess of current market value to its net realizable value.

Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2003	$1,916
Provision	—
Utilization	(299)
Balance at December 31, 2004	1,617
Provision	220
Utilization	(126)
Balance at December 31, 2005	1,711
Provision	270
Utilization	(205)
Balance at December 31, 2006	$1,776

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

Long-Lived Assets

The Company had no goodwill prior to recording $289,000 of goodwill in connection with its acquisition of Q-Dot, Inc. on August 30, 2005. The Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that it may be impaired. No impairment resulted from this evaluation in the years presented.

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

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”  (APB 25) and related interpretations.  Under the intrinsic value method of APB 25, when the exercise price of an employee stock award equals the market price of the underlying stock on the date of grant, no compensation expense was recognized in the statement of operations. Compensation expense under APB 25 was recognized as a result of the issuance of restricted stock, and if stock options were granted with an exercise price below fair market value on the date of grant. Additionally, the Company provided the pro forma disclosures required by Statement of

Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) supersedes APB 25, and amends Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values.

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

Foreign Currency Translation

The Company has determined that the functional currency of each foreign operation is the respective local currency. Transactions in a foreign currency are recorded at the rate of exchange on the date of the transaction. Assets and liabilities at year-end are translated at the rate of exchange in effect at the period-end. Revenue and expenses are translated at average rates of exchange in effect during the year. Translation gains or losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency in other than the functional currency are included in the results of operations as incurred. Such transaction gains and losses were not material for the periods presented.

Fair Value of Financial Instruments

The carrying amounts in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate fair value due to their short-term nature. Available-for-sale investments are carried at fair value,  based on quoted market prices. The fair value of the Company’s long-term debt did not differ materially from its carrying value.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of cumulative foreign currency translation adjustments and unrealized losses, net of taxes, on available-for-sale investments.

Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2006	2005
	(in thousands)
Cumulative foreign currency translation adjustment	$157	$(45)
Unrealized losses on available-for-sale investments	—	(3)
	$157	$(48)

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

Earnings Per Share

Basic and diluted net income per share attributable to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share,” and related interpretation Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income attributable to common stockholders excludes accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the Series A Preferred Stock. Diluted net income per share assumes the conversion of the Series A Preferred Stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.

Risks and Uncertainties

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash, cash equivalents and available-for-sale investments with high credit quality  financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2006 and 2005, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website, and through a distributor. The Company performs credit checks, and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. One customer accounted for 10% of the Company’s outstanding accounts receivable balance at December 31, 2006. Three customers accounted for 15%, 11% and 11%, respectively, of the Company’s outstanding accounts receivable balance at December 31, 2005.

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

Research and Development

Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees, and other related costs. During the years ended December 31, 2006, 2005 and 2004, the Company incurred $4,500,000, $1,573,000 and $1,341,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes, and know-how.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” (SFAS 151)—SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS 151 effective January 1, 2006. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The impact of SFAS 123(R) is described in Note 14.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. The Company adopted SFAS 154 effective January 1, 2006. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. FIN 48 will become effective for the Company on January 1, 2007. The Company does not believe that the adoption of FIN 48 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands the related disclosure requirements.  SFAS 157 will become effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of  SFAS 159 will have on its financial position and results of operations.

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

This acquisition was accounted for using the purchase method of accounting. Accordingly, Q-Dot’s operating results have been included from the date of acquisition. The allocation of the purchase price was based on the estimated fair value of the acquired net assets and in-process research and development. The purchase price exceeded the estimated fair value of the acquired net assets and in-process research and development, resulting in $289,000 of goodwill, which is included in other assets in the accompanying consolidated balance sheets. In accordance with SFAS 141, “Business Combinations,” no amortization is recorded on this goodwill in the accompanying statements of operations; however, it is amortized over 15 years for federal tax purposes.

The Company’s results of operations for 2005 include a $1,778,000 charge for acquired in-process research and development, representing the estimated fair value of Q-Dot’s in-process research and development projects in the areas of DDS, ADC and DAC. These projects were valued using the income approach, based on estimated after-tax cash flows discounted at rates of 25-40%, based on the stage of completion and remaining risks, and an estimated $2.6 million of costs to complete these projects through the end of 2008. The Company estimated that these projects were 20-65% complete at the time of the acquisition.

The $2,469,000 purchase price was allocated as follows (in thousands):

Fixed assets	$249
Other assets	227
Current liabilities	(74)
Net tangible assets acquired	402
In-process research and development	1,778
Goodwill	289
$2,469

Pro forma results of operations are not presented because the results of Q-Dot prior to the acquisition date are not material.

4.                 Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2006	2005
	(in thousands)
Commercial:
Billed	$15,937	$6,732
Unbilled	33	—
U.S. government:
Billed	2,130	2,530
Unbilled	675	679
Retainage	111	92
Less: Allowance for doubtful accounts	(283)	(244)
	$18,603	$9,789

5.                 Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials	$4,649	$1,182
Work in process	3,659	1,781
Finished goods	2,642	1,913
	$10,950	$4,876

6.                 Property and Equipment

Property and equipment consist of the following at December 31:

	2006	2005
	(in thousands)
Land and building	$5,814	$5,790
Machinery and equipment	27,590	22,846
Furniture and fixtures	519	415
Vehicles	36	36
	33,959	29,087
Less: Accumulated depreciation and amortization	19,481	15,670
Net property and equipment	$14,478	$13,417

Depreciation and amortization expense was $3,847,000, $3,485,000, and $3,057,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.                 Lines of Credit

The Company has a revolving line of credit (the “Revolving Line”), providing for a maximum availability of $30,000,000. Borrowings under the Revolving Line are due on demand and bear interest at variable rate of prime or LIBOR plus 1.0%.  As of December 31, 2006, there were no drawdowns on this line of credit. Financial covenants under this agreement include tangible net worth levels and debt service requirements. At December 31, 2006, the Company was in compliance with all covenants under this agreement.

Prior to July 2006, the Company had a revolving line of credit that provided for a maximum availability of $4,000,000, and an equipment line of credit that provided for a maximum of $1,000,000 for the purchase of certain capital equipment.  As of December 31, 2005, there were no drawdowns on either line of credit.

8.                 Long-Term Debt

The Company had a term note agreement with a bank requiring monthly principal payments of $30,000. At December 31, 2005, a term note bearing interest at 5.4% per annum was outstanding under this agreement, with an amount due of $579,000. In 2006, this amount was repaid and the term note agreement was terminated.

9.                 Commitments and Contingencies

Lease Arrangements

The Company leases office space and equipment under operating leases in the United States and overseas. The following table summarizes future minimum rental payments under these leases as of December 31, 2006 (in thousands):

2007	$541
2008	452
2009	379
2010	347
2011	337
Later years	122
$2,178

Guarantees and Indemnifications

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to certain of its directors. The Company has not been subject to any material claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of December 31, 2006 and 2005.

Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, product sales are accompanied by a one-year warranty period. These warranties cover factors such as nonconformance to specifications and defects in material and workmanship. Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered multiplied by the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2006 and 2005:

	2006	2005
	(in thousands)
Balance at beginning of year	$82	$60
Addition for new warranties	86	50
Deductions for payments made	(56)	(28)
Balance at end of year	$112	$82

Legal Proceedings

In September 2001, the United States Department of Commerce commenced an investigation to determine whether certain shipments of the Company’s products complied with applicable Export Administration Regulations. The Company subsequently was informed by the Department of Commerce that the Department of Commerce believed that shipments the Company made to certain customers in China, Latvia and Russia, during 2000 and 2001, having an aggregate value of approximately $10,000, lacked appropriate documentation or export licenses. In March 2006, the Company entered into a settlement agreement with the Department of Commerce pursuant to which it has paid a civil penalty in the amount of $221,000, which amount was paid in 2006. The Department of Commerce agreed that it would not pursue any further remedies.

10.          Employee Notes Receivable

At December 31, 2006 and 2005, the Company has included in other assets the net balance of long-term notes receivable originally totaling $125,000 from 7 employees and $348,000 from 27 employees, respectively. The notes have maturity dates ranging from 2022 to 2026. Provided the employee remains with the Company, these notes are written off over a five-year period and recorded as additional compensation expense. The net balance of the notes outstanding was $85,000 at December 31, 2006 and $96,000 at December 31, 2005. All of the notes contain acceleration clauses and become due immediately if the employee ceases employment with the Company.

11.          Defined Contribution Plan and Trust Profit-Sharing Plan

The Company has established a defined contribution plan and trust profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Under the terms of the plan, the Company matches 100% of the participants’ contributions up to 10% of compensation effective January 1, 2005, and 7.5% of compensation prior to January 1, 2005. The Company may also make discretionary contributions to the plan. In 2006, 2005 and 2004, employer contributions were $1,363,000, $1,016,000 and $541,000, respectively.

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

A summary of activity in the Series A redeemable convertible preferred stock for the years ended December 31, 2004 and 2005 is as follows:

	Shares	Redemption Value
Balance at December 31, 2003	1,288,628	$19,065,483
Accretion of Series A preferred stock dividends		1,525,239
Balance at December 31, 2004	1,288,628	20,590,722
Accretion of Series A preferred stock dividends		943,187
Conversion of Series A preferred stock to common stock	(1,288,628)	(21,533,909)
Balance at December 31, 2005	—	$—

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

Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	2006	2005	2004
	(in thousands, except per share data)
Basic earnings per share
Net income	$42,690	$21,078	$13,414
Accretion on redeemable convertible preferred stock	—	(944)	(1,525)
Amount allocated to preferred stockholders	—	(1,042)	(1,164)
Net income attributable to common stockholders—basic	$42,690	$19,092	$10,725
Weighted average common shares outstanding	29,856	25,085	22,246
Basic earnings per share	$1.43	$0.76	$0.48
Diluted earnings per share
Net income	$42,690	$21,078	$13,414
Accretion on redeemable convertible preferred stock	—	(944)	(1,525)
Amount allocated to preferred stockholders	—	(1,042)	(1,164)
Net income attributable to common stockholders—diluted	$42,690	$19,092	$10,725
Weighted average common shares outstanding	29,856	25,085	22,246
Assumed exercise of stock options	1,026	1,737	1,461
Adjusted weighted average shares—diluted	30,882	26,822	23,707
Diluted earnings per share	$1.38	$0.71	$0.45

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

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation, as required under SFAS 123(R). An immaterial number of such securities were excluded from the calculation of diluted earnings per share, as their impact would have been anti-dilutive.

14.          Stock-Based Compensation Plans

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

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. No maximum term is set by the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to the annual increase for 2006, the aggregate number of shares authorized for issuance as of December 31, 2006 is 4,685,000. A maximum of 6,559,000 shares of common stock may be issued under the 2005 Plan, giving effect to the maximum annual increase in each year through 2010.

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2006	2005	2004
Expected option term (a)	5.3 years	4.6 years	—
Expected volatility factor (b)	50.0%	60.0%	—
Risk-free interest rate (c)	4.7%	3.7- 4.4%	—
Dividend yield	0.0%	0.0%	—

(a)           The expected term is the number of years that the Company estimates, based on historical experience of exercises and forfeitures, as well as other factors, that options will be outstanding prior to exercise. All options outstanding as of December 31, 2006 had a contractual term of 10 years.

(b)          The Company has estimated volatility for options granted subsequent to its July 2005 initial public offering based on the historical volatility for a group of companies believed to be a representative peer group. The Company did not use the historical volatility of its own common stock from the period subsequent to its initial public offering in determining its expected volatility.

(c)           The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

The following table summarizes stock-based compensation included in the Company’s consolidated statement of operations:

	2006	2005
Cost of revenue	$827	$9
Research and development	817	23
Sales and marketing	744	11
General and administrative	679	6
Stock-based compensation expense, before tax	3,067	49
Income tax benefit	(1,061)	(16)
Net compensation expense	$2,006	$33

Stock-based compensation cost for 2006 includes $2,248,000 related to stock options, $628,000 related to restricted stock and $191,000 related to unrestricted stock. Due to the adoption of SFAS 123(R), income before income taxes for 2006 was reduced by $2,248,000, and net income was reduced by $1,469,000. In addition, SFAS 123(R) required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be reclassified to additional paid-in capital. As of December 31, 2005, there was a balance of $1,566,000 of such deferred compensation that was netted against additional paid-in capital on January 1, 2006.

Stock-based compensation cost for 2005 relates entirely to restricted stock, recorded under APB 25. The Company recorded no stock-based compensation cost in 2004 under APB 25.

In accordance with EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize any excess income tax benefits from stock-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The following table illustrates the effects on net income and earnings per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards. In accordance with SFAS 123(R), stock options accounted for under the minimum value method have been excluded from this pro forma calculation.

2005
(in thousands, except per share data)
Net income attributable to common stockholders:
As reported	$20,134
Add: Stock-based compensation expense included in reported net income, net of tax	33
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(575)
Pro forma net income attributable to common stockholders	$19,592
Basic earnings per share attributable to common shareholders—as reported	$0.76
Basic earnings per share attributable to common shareholders—pro forma	$0.74
Diluted earnings per share attributable to common shareholders—as reported	$0.71
Diluted earnings per share attributable to common shareholders—pro forma	$0.69

Information related to all stock options granted by the Company is as follows:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price per	Contractual Life	Aggregate
	Shares	Share	(in years)	Intrinsic Value
Outstanding at December 31, 2003	2,929,062	$4.41
Options granted	—	—
Options exercised	(89,952)	0.27
Options forfeited / cancelled	(93,700)	5.34
Outstanding at December 31, 2004	2,745,410	4.53
Options granted	1,374,021	17.26
Options exercised	(454,248)	1.43
Options forfeited / cancelled	(39,370)	14.22
Outstanding at December 31, 2005	3,625,813	9.63
Options granted	36,244	30.81
Options exercised	(1,866,291)	5.09
Options forfeited / cancelled	(68,843)	17.09
Outstanding at December 31, 2006	1,726,923	14.49	7.64	$30,796,000
Exercisable at December 31, 2006	331,825	7.56	4.96	$8,217,000

The weighted average grant date fair value of stock options granted was $6.92 and $15.62 during 2005 and 2006, respectively. No options were granted in 2004.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $1,071,000, $5,421,000, and $50,850,000 during during 2004, 2005, and 2006, respectively. As of December 31, 2006, total compensation cost not yet recognized related to stock options was $7,136,000, which is expected to be recognized over a weighted-average period of 3.5 years.

SFAS 123(R) requires cash flows resulting from the excess tax benefit associated with the exercise of stock options to be classified as financing activities. As a result of adopting SFAS 123(R), $17,326,000 of such tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.34	415,501	4.74	$5.34	273,077	$5.34
17.00	1,228,000	8.56	17.00	55,000	17.00
20.40	47,178	8.67	20.40	—	—
24.65	25,000	8.96	24.65	—	—
30.81	11,244	9.21	30.81	3,748	30.81
	1,726,923	7.64	14.49	331,825	7.56

All options granted in 2006 and 2005 were granted at an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted in 2004. Prior to the Company’s initial public offering of common stock in July 2005, the fair market value of the common stock on the date of grant was determined by the Company’s Board of Directors. In reaching this determination at the time of each such grant, the Board considered a broad range of factors, including the Company’s historical financial performance and the Company’s future prospects.

Information related to all restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	—	$—
Granted	114,928	21.99
Vested	—	—
Forfeited	(2,509)	17.00
Nonvested at December 31, 2005	112,419	22.12
Granted	177,676	35.04
Vested	(3,099)	30.87
Forfeited	(16,377)	23.36
Nonvested at December 31, 2006	270,619	30.70

As of December 31, 2006, total compensation cost not yet recognized related to restricted stock awards was $5,567,000, which is expected to be recognized over a weighted-average period of 4.5 years.

15.          Income Taxes

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Inventory reserve	$683	$656
Reserve for bad debts and other receivables	109	151
Sales return reserve	250	157
Accrued vacation	214	162
Deferred revenue	677	395
Stock-based compensation	1,099	13
In-process research and development	669	681
State credits	288	—
Accrued commissions	17	1
Other	22	22
Total deferred tax assets	$4,028	$2,238
Deferred tax liabilities:
Loss on sale of fixed assets	$(61)	$(61)
Depreciation and amortization	(830)	(1,115)
Total deferred tax liabilities	$(891)	$(1,176)

The components of the provision for income taxes are as follows:

	2006	2005	2004
	(in thousands)
Current:
Federal	$20,558	$10,239	$6,187
State	2,880	960	586
Foreign	1,022	355	204
Deferred:
Federal	(1,691)	(1,150)	400
State	(171)	(118)	52
	$22,598	$10,286	$7,429

In 2006, 2005 and 2004 domestic income before taxes was $63,351,000, $30,817,000 and $20,475,000, respectively, and foreign income before taxes was $1,937,000, $547,000, and $368,000, respectively.

The Company’s effective tax rates for 2006, 2005 and 2004 of 34.6%, 32.8% and 35.6%, respectively, differ from the federal statutory tax rate as follows:

	2006	2005	2004
Statutory rate	35.0%	35.0%	34.0%
State taxes	3.2	1.6	2.1
Extraterritorial income exclusion	(1.8)	(2.6)	(2.0)
Research and development credits	(0.3)	(0.9)	(1.3)
State credits	(0.7)	—	—
Other	(0.8)	(0.3)	2.8
	34.6%	32.8%	35.6%

The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $17,326,000 in 2006. There was no such benefit in 2004 or 2005.

The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. As of December 31, 2006, U.S. income taxes were not provided on a cumulative total of $2,486,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits.

16.          Segment, Major Customer and Geographic Information

The Company operates in one reportable segment: the design and development of integrated circuits, modules, and subsystems.

No customer accounted for more than 10% of total revenue for the year ended December 31, 2006. Revenue from one customer accounted for 16% of total revenue for the year ended December 31, 2005. Revenue from two customers accounted for 15% and 12%, respectively, of total revenue for the year ended December 31, 2004. It is impracticable for the Company to report its revenue by product or product line.

The following table summarizes the Company’s revenue by geographic region, based on the location to which the product was shipped:

	2006	2005	2004
	(in thousands)
United States	$59,369	$43,289	$30,802
International	70,921	37,388	30,869
Total revenue	$130,290	$80,677	$61,671

Revenue from no individual foreign country exceeded 10% of the Company’s total revenue in 2005 or 2006. In 2004, revenue from products shipped to Taiwan accounted for 10% of the Company’s total revenue.

Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

17.          Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2006:	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenue	$27,863	$32,370	$34,638	$35,418
Gross profit	20,545	23,787	25,474	25,085
Net income attributable to common stockholders	8,817	10,215	11,603	12,054
Basic earnings per share attributable to common stockholders	0.30	0.34	0.38	0.40
Diluted earnings per share attributable to common stockholders	0.29	0.33	0.37	0.39

	First	Second	Third	Fourth
2005:	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenue	$17,854	$18,909	$21,186	$22,728
Gross profit	11,830	12,546	14,720	15,865
Net income attributable to common stockholders	3,805	4,219	4,998	7,113
Basic earnings per share attributable to common stockholders	0.15	0.17	0.18	0.25
Diluted earnings per share attributable to common stockholders	0.14	0.16	0.17	0.23