Form 10-Q
period 2007-03-31
HITTITE MICROWAVE CORP
filed 2007-05-09
CIK 1130866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-51448

Hittite Microwave Corporation.

(Exact name of Registrant as specified in its charter)

Delaware	04-2854672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Alpha Road

Chelmsford, Massachussets  01824

(Address of Principal Executive Offices and Zip Code)

(978) 250-3343
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2007, Hittite Microwave Corporation had 30,890,991 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

MARCH 31, 2007

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$127,664	$83,798
Available-for-sale investments	8,021	38,757
Accounts receivable, net of allowance for doubtful accounts of $282 at March 31, 2007 and $283 at December 31, 2006	20,364	18,603
Inventories	12,314	10,950
Deferred costs	368	407
Prepaid expenses and other current assets	1,140	1,208
Deferred taxes	4,002	4,028

Total current assets	173,873	157,751

Property and equipment, net	16,901	14,478
Other assets	812	442

Total assets	$191,586	$172,671

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,262	$1,479
Accrued commissions	978	1,065
Accrued payroll and benefits	2,084	1,981
Accrued other expenses	2,348	1,840
Customer advances	2,303	2,362
Deferred revenue	2,054	3,389
Income taxes payable	2,780	3,502

Total current liabilities	15,809	15,618

Long-term income taxes payable	2,207	—
Deferred taxes	739	891
Total liabilities	18,755	16,509
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,891 and 30,707 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	309	307
Additional paid-in capital	108,457	103,644
Accumulated other comprehensive income	171	157
Retained earnings	63,894	52,054

Total stockholders’ equity	172,831	156,162

Total liabilities and stockholders’ equity	$191,586	$172,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Revenue	$36,330	$27,863
Cost of revenue	10,421	7,318

Gross profit	25,909	20,545

Operating expenses:
Research and development	4,409	3,542
Sales and marketing	2,866	2,523
General and administrative	1,744	1,561

Total operating expenses	9,019	7,626

Income from operations	16,890	12,919
Interest income	1,246	521
Interest expense	—	(27)
Other expense, net	(66)	—

Income before income taxes	18,070	13,413
Provision for income taxes	6,078	4,596

Net income	$11,992	$8,817

Earnings per share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.29

Weighted average shares outstanding:
Basic	30,496	29,005
Diluted	31,138	30,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$11,992	$8,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,066	873
Amortization	6	64
Deferred taxes	(126)	(301)
Provision for inventory obsolescence	100	—
Stock-based compensation	845	846
Changes in operating assets and liabilities:
Accounts receivable	(1,786)	(2,638)
Inventories	(1,465)	(1,916)
Deferred costs	39	(77)
Income taxes receivable	—	(2,337)
Prepaid expenses and other assets	(358)	(9)
Deferred revenue and customer advances	(1,394)	1,667
Accounts payable	1,782	459
Accrued expenses	525	1,216
Income taxes payable	1,327	(1,240)

Net cash provided by operating activities	12,553	5,424

Cash flows from investing activities:
Purchases of property and equipment	(3,436)	(1,259)
Purchases of available-for-sale investments	(7,769)	(9,899)
Sales and maturities of available-for-sale investments	38,505	20,900
Other investing activities	—	(15)

Net cash provided by investing activities	27,300	9,727

Cash flows from financing activities:
Repayment of note payable	—	(579)
Proceeds from exercise of stock options	2,177	5,387
Excess income tax benefit related to stock-based compensation plans	1,792	7,183
Other financing activities	—	40

Net cash provided by financing activities	3,969	12,031

Effect of exchange rate changes on cash and cash equivalents	44	7

Net increase in cash and cash equivalents	43,866	27,189
Cash and cash equivalents, beginning of period	83,798	40,559

Cash and cash equivalents, end of period	$127,664	$67,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2007, results of operations for the three-month periods ended March 31, 2007 and March 31, 2006 and cash flows for the three month periods ended March 31, 2007 and March 31, 2006 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, and subsystems.

2. New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which the Company adopted effective January 1, 2007. The impact of FIN 48 is described in Note 4.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands the related disclosure requirements. SFAS 157 will become effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material effect on its financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006

Net income	$11,992	$8,817
Net unrealized gain on available-for-sale investments, net of tax	3	—
Foreign currency translation adjustments	11	13
Comprehensive income	$12,006	$8,830

4. Income Taxes—Adoption of FIN 48

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit.

As a result of the adoption of FIN 48, the Company recognized a $152,000 increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adoption of FIN 48 also resulted in a reclassification of $2,207,000 from current taxes payable to long-term income taxes payable.

Following the adoption of FIN 48, the Company had $1,693,000 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There have been no significant changes to these amounts during the three months ended March 31, 2007.

The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during the three months ended March 31, 2007, and there was no material accrual for interest or penalties as of January 1, 2007 or March 31, 2007.

The major tax jurisdictions that remain subject to examination are:  U.S. Federal – 2004-2006; U.S. states – 2002-2006; and Germany – 2002-2006.  Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

5. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$5,942	$4,649
Work in process	3,654	3,659
Finished goods	2,718	2,642

	$12,314	$10,950

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2006 or March 31, 2007.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006
Basic earnings per share
Net income	$11,992	$8,817

Weighted average common shares outstanding	30,496	29,005

Basic earnings per share	$0.39	$0.30

Diluted earnings per share
Net income	$11,992	$8,817

Weighted average common shares outstanding	30,496	29,005
Effect of dilutive stock options and restricted stock	642	1,508

Adjusted weighted average shares — diluted	31,138	30,513

Diluted earnings per share	$0.39	$0.29

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates, including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position could result.

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. This determination, as well as the estimate of the tax benefit, requires significant judgment.

For a description of the other accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2007 and 2006

Revenue.  In the three months ended March 31, 2007, our revenue increased $8.5 million, or 30.4%, to $36.3 million, compared with $27.9 million in the corresponding period of 2006.  The growth was primarily attributable to increased sales to the microwave and millimeter wave communications, cellular infrastructure and other markets.  We believe this growth was due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years.  We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden, United Kingdom and the United States, as well as our third-party sales representatives, also contributed to our revenue growth.  Revenue from sales to customers outside the United States accounted for 55% of our revenue in the three months ended March 31, 2007, compared with 48% in the corresponding period in 2006.

Cost of revenue and gross margin.  In the three months ended March 31, 2007, our cost of revenue increased $3.1 million, or 42.4%, to $10.4 million, compared with $7.3 million in the corresponding period of 2006, as a result of our increased revenue.  In the three months ended March 31, 2007, our gross margin was 71.3%, compared with 73.7% in the corresponding period of 2006.  The decrease in gross margin was primarily attributable to an unfavorable change in product mix and increased spending on indirect manufacturing materials.

Research and development expense.  In the three months ended March 31, 2007, our research and development expense increased $0.9 million, or 24.5%, to $4.4 million, and represented 12.1% of our revenue, compared with $3.5 million, or 12.7% of our revenue, in the corresponding period of 2006.  The increase in our research and development expense in the first quarter was primarily attributable to a $0.6 million increase in personnel costs, due to the increase in headcount with the expansion of our engineering organization, and a $0.3 million increase in equipment and other costs.  Each component of the increase was attributable in part to our Ottawa, Ontario, Canada design center, which opened in late December 2006.  We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense.  In the three months ended March 31, 2007, our sales and marketing expense increased $0.3 million, or 13.6%, to $2.9 million, and represented 7.9% of our revenue, compared with $2.5 million, or 9.1% or our revenue, in the corresponding period of 2006.  The increase in our sales and marketing expense in the first quarter was attributable to a $0.2 million increase in personnel costs, associated with the increase of our worldwide direct sales and marketing organization, and a $0.1 million increase in travel and other costs, related to the expansion of our worldwide marketing and customer sales activities.  We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide marketing and sales activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense.  In the three months ended March 31, 2007, our general and administrative expense increase $0.2 million, or 11.7%, to $1.7 million, and represented 4.8% or our revenue, compared with $1.6 million, or 5.6% of our revenue, in the corresponding period of 2006. The increase in our general and administrative expense in the first quarter was primarily attributable to a $0.1 million increase in personnel costs associated with the expansion of our organization, and a $0.1 million increase other costs. We expect general and administrative expense will increase in line with our business.

Interest Income. In the three months ended March 31, 2007, our interest income increased $0.7 million to $1.2 million, compared with $0.5 million in the corresponding period in 2006, primarily due to an increase in our balance of cash and investments.

Provision for income taxes.  Our provision for income taxes increased by $1.5 million to $6.1 million in the three month ended March 31, 2007, from $4.6 million in the corresponding period of 2006. The provision represents an effective tax rate of 33.6% and 34.3% in 2007 and 2006, respectively. The effective tax rate for the first quarter of 2007 of 33.6% differs from the federal statutory rate of 35% primarily due to state and foreign taxes offset by the impact of tax-exempt income and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2007 consisted of our cash and cash equivalents of $127.7 million, short term available-for-sale investments of $8.0 million and a $30.0 million credit facility, from which we had no borrowings outstanding as of March 31, 2007.

In the three months ended March 31, 2007, cash provided by our operations was $12.6 million, of which the principal components were our net income of $12.0 million and non-cash charges of $2.0 million. This was offset partially by a net increase in deferred taxes of $0.1 million and a net increase in operating assets and liabilities of $1.3 million. Cash used as a result of increases in accounts receivable of $1.8 million and inventories of $1.5 million, due to the growth of our business, was offset in part by increases in taxes payable of $1.3 million, deferred revenue and customer advances of $1.4 million, and accounts payable and accrued expenses of $2.3 million.

We invested $3.4 million in the purchase of capital equipment, primarily for engineering and production equipment, as well as engineering design software. We invested $7.8 million in short-term available-for-sale investments and received $38.5 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $2.2 million from the exercise of stock options and $1.8 million from the related tax benefit of the stock option exercises.

We believe that our cash and cash equivalents, short-term available-for-sale investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introduction of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which we adopted effective January 1, 2007. The impact of FIN 48 is described in Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands the related disclosure requirements. SFAS 157 will become effective for us on January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operations.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents, any outstanding debt and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds and short-term government securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our bank credit facility. On July 31, 2006, we amended our bank credit facility to a $30 million revolving line of credit with a variable rate of interest. At March 31, 2007, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

Foreign currency risk. To date, our international customer agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of each our foreign operations is the local currency.  Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 4.         Controls and Procedures

(a)               Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that we record, process, summarize and report the information we must disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1a.       Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $61.7 million in 2004 to $130.3 million in 2006, representing a compound annual growth rate of 45.4%. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Additionally, our sequential quarterly revenue growth rate over the three most recent fiscal quarters has ranged from 2.2% to 7.0%. Over our 22-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2006.

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

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 63.4% to a high of 73.7%. Numerous factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and  numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

Dr. Ayasli, our founder and principal stockholder, controls approximately 46% of our voting power, and is able to exert significant control over  the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 46% of our common stock. As a result, Dr. Ayasli controls the outcome of matters requiring stockholder approval and has the power to exert significant control over:

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

Date: May 9, 2007	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer