Form 10-Q
period 2007-06-30
HITTITE MICROWAVE CORP
filed 2007-08-08
CIK 1130866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 30, 2007, Hittite Microwave Corporation had 30,935,912 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

June 30, 2007

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$65,505	$83,798
Available-for-sale investments	78,286	38,757
Accounts receivable, net of allowance for doubtful accounts of $260 at June 30, 2007 and $283 at December 31, 2006	21,984	18,603
Inventories	12,443	10,950
Deferred costs	349	407
Prepaid expenses and other current assets	1,405	1,208
Deferred taxes	4,324	4,028

Total current assets	184,296	157,751

Property and equipment, net	16,668	14,478
Other assets	1,141	442

Total assets	$202,105	$172,671

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,550	$1,479
Accrued commissions	1,012	1,065
Accrued payroll and benefits	2,561	1,981
Accrued other expenses	2,250	1,840
Customer advances	2,198	2,362
Deferred revenue	2,851	3,389
Income taxes payable	31	3,502

Total current liabilities	12,453	15,618

Long-term income taxes payable	2,128	—
Deferred taxes	739	891
Total liabilities	15,320	16,509
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,936 and 30,707 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	309	307
Additional paid-in capital	110,056	103,644
Accumulated other comprehensive income	363	157
Retained earnings	76,057	52,054

Total stockholders’ equity	186,785	156,162

Total liabilities and stockholders’ equity	$202,105	$172,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$37,647	$32,370	$73,977	$60,234
Cost of revenue	10,929	8,583	21,350	15,901

Gross profit	26,718	23,787	52,627	44,333

Operating expenses:
Research and development	4,571	4,209	8,980	7,751
Sales and marketing	3,170	2,768	6,036	5,291
General and administrative	1,712	1,714	3,456	3,276

Total operating expenses	9,453	8,691	18,472	16,318

Income from operations	17,265	15,096	34,155	28,015
Interest income	1,332	715	2,578	1,236
Interest expense	—	—	—	(27)
Other income (expense), net	(52)	93	(118)	93

Income before income taxes	18,545	15,904	36,615	29,317
Provision for income taxes	6,382	5,689	12,460	10,284

Net income	$12,163	$10,215	$24,155	$19,033

Earnings per share:
Basic	$0.40	$0.34	$0.79	$0.65
Diluted	$0.39	$0.33	$0.77	$0.62

Weighted average shares outstanding:
Basic	30,643	29,878	30,570	29,443
Diluted	31,266	30,863	31,202	30,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$24,155	$19,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,277	1,803
Amortization	13	96
Deferred taxes	(448)	(546)
Gain on available-for-sale investments	—	(1)
Provision for inventory obsolescence	100	—
Stock-based compensation	1,705	1,547
Changes in operating assets and liabilities:
Accounts receivable	(3,336)	(5,912)
Inventories	(1,593)	(3,458)
Deferred costs	59	(64)
Income taxes receivable	—	(3,214)
Prepaid expenses and other assets	(872)	(21)
Deferred revenue and customer advances	(702)	979
Accounts payable	68	686
Accrued expenses	930	1,897
Income taxes payable	(1,502)	(1,231)

Net cash provided by operating activities	20,854	11,594

Cash flows from investing activities:
Purchases of property and equipment	(4,377)	(2,402)
Purchases of available-for-sale investments	(86,036)	(15,593)
Sales and maturities of available-for-sale investments	46,505	28,900
Other investing activities	—	(15)

Net cash provided by (used in) investing activities	(43,908)	10,890

Cash flows from financing activities:
Repayment of note payable	—	(579)
Proceeds from exercise of stock options	2,382	7,444
Excess income tax benefit related to stock-based compensation plans	2,326	11,258
Other financing activities	—	40

Net cash provided by financing activities	4,708	18,163

Effect of exchange rate changes on cash and cash equivalents	53	32

Net increase (decrease) in cash and cash equivalents	(18,293)	40,679
Cash and cash equivalents, beginning of period	83,798	40,559

Cash and cash equivalents, end of period	$65,505	$81,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2007, results of operations for the three- and six-month periods ended June 30, 2007 and June 30, 2006 and cash flows for the six month periods ended June 30, 2007 and June 30, 2006 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

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

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Net income	$12,163	$10,215	$24,155	$19,033
Net unrealized loss on available-for-sale investments, net of tax	(5)	—	(2)	—
Foreign currency translation adjustments	197	5	208	18
Comprehensive income	$12,355	$10,220	$24,361	$19,051

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

Following the adoption of FIN 48, the Company had $1,693,000 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There were no significant changes to these amounts during the three- or six-month periods ended June 30, 2007.

The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during the three- or six-month periods ended June 30, 2007, and there was no material accrual for interest or penalties as of January 1, 2007 or June 30, 2007.

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

5. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$5,777	$4,649
Work in process	3,859	3,659
Finished goods	2,807	2,642

	$12,443	$10,950

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2006 or June 30, 2007.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Basic earnings per share
Net income	$12,163	$10,215	$24,155	$19,033

Weighted average common shares outstanding	30,643	29,878	30,570	29,443

Basic earnings per share	$0.40	$0.34	$0.79	$0.65

Diluted earnings per share
Net income	$12,163	$10,215	$24,155	$19,033

Weighted average common shares outstanding	30,643	29,878	30,570	29,443
Effect of dilutive stock options and restricted stock	623	985	632	1,247

Adjusted weighted average shares — diluted	31,266	30,863	31,202	30,690

Diluted earnings per share	$0.39	$0.33	$0.77	$0.62

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

Our sales cycle varies substantially, ranging from a period of one month or less, when a customer selects a standard product from our catalog or website, to as long as two years or more for custom products. In the sales process, our sales and application engineers work closely with the OEM customer to analyze the customer’s system requirements and select an appropriate standard product or establish a technical specification for a custom product. In the case of a custom product, we also select a semiconductor process and foundry, and evaluate test wafers and finished components before manufacturing in commercial quantities can begin. Volume purchases of our products by an OEM customer or its contract manufacturer generally do not occur until the OEM customer has made the decision to begin production of the system incorporating our product. Our receipt of substantial revenue from sales of a product to a customer depends on that customer’s commercial success in manufacturing and selling its system incorporating our product. It may take several years for a newly introduced standard product to generate substantial revenue, if ever. However, the life cycles of our standard products tend to be lengthy.

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

Cost of revenue. Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead associated with our manufacturing and certain engineering operations, related occupancy and equipment costs, shipping costs and charges for inventory obsolescence and for warranty obligations.

Research and development. Research and development expense consists primarily of personnel costs of our research and development organization, costs of development wafers, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test software, and related occupancy and equipment costs. We expense all research and development as incurred.

Sales and marketing. Our sales and marketing expense consists primarily of compensation and associated costs for sales and marketing personnel, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel, related occupancy and equipment costs and other marketing costs.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2007 and 2006

Revenue.   In  the three months ended June 30, 2007, our revenue increased $5.3 million, or 16.3%, to $37.6 million, compared with $32.4 million in the corresponding period of 2006. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications and military markets, partially offset by a decrease in sales to the broadband market. The growth in sales to these markets was primarily due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. Additionally, we believe that the productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden, the United Kingdom and the United States, as well as our third-party sales representatives, contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 59% of our revenue in the three months ended June 30, 2007, compared with 57% in the corresponding period in 2006.

Cost of revenue and gross margin.   In the three months ended June 30, 2007, our cost of revenue increased $2.3 million, or 27.3%, to $10.9 million, compared with $8.6 million in the corresponding period of 2006, primarily as a result of our increased revenue. In the three months ended June 30, 2007, our gross margin was 71.0%, compared with 73.5% in the corresponding period of 2006. The decrease in gross margin was primarily attributable to an increase in higher volume orders, on which we offer higher discounts, and an unfavorable change in product mix, partially offset by a decrease in direct and indirect production material costs.

Research and development expense.   In the three months ended June 30, 2007, our research and development expense increased $0.4 million, or 8.6%, to $4.6 million, and represented 12.1% of our revenue, compared with $4.2 million, or 13.0% of our revenue, in the corresponding period of 2006. The increase in our research and development expense in the second quarter was primarily attributable to a $0.5 million increase in personnel costs, associated with the expansion of our engineering organization, partially offset by a $0.1 million net decrease in other costs. Costs associated with our Ottawa, Ontario, Canada design center, which opened in late December 2006, contributed to the increase in total expense. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense.   In the three months ended June 30, 2007, our sales and marketing expense increased $0.4 million, or 14.5%, to $3.2 million, and represented 8.4% of our revenue, compared with $2.8 million, or 8.6% of our revenue, in the corresponding period of 2006. The increase in our sales and marketing expense was primarily attributable to a $0.3 million increase in personnel costs, associated with the increase of our worldwide direct sales and marketing organization, and a $0.1 million increase in travel. We expect sales and marketing expense will increase as we continue to hire additional personnel, expand our worldwide marketing and sales activities, and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense.   Our general and administrative expense remained flat at $1.7 million, and represented 4.5% of our revenue in the three months ended June 30, 2007, compared with 5.3% of our revenue in the corresponding period of 2006. A $0.1 million increase in personnel costs, associated with the expansion of our organization, was offset by a $0.1 million decrease in professional fees. We expect general and administrative expense will increase as we grow our business.

Interest income.   In the three months ended June 30, 2007, our interest income increased $0.6 million to $1.3 million, compared with $0.7 million in the corresponding period in 2006, primarily due to an increase in our balance of cash and investments.

Provision for income taxes.   Our provision for income taxes increased by $0.7 million to $6.4 million in the three months ended June 30, 2007, from $5.7 million in the corresponding period of 2006. The provision represents an effective tax rate of 34.4% and 35.8% in 2007 and 2006, respectively. The effective tax rate decreased primarily as a result of the increase in our tax-exempt interest income, and incentives provided for under the American Jobs Creation Act of 2004, partially offset by the expiration of the extraterritorial income exclusion.

Comparison of the Six Month Periods Ended June 30, 2007 and 2006

Revenue.   In the six months ended June 30, 2007, our revenue increased $13.7 million, or 22.8%, to $74.0 million, compared with $60.2 million in the corresponding period of 2006. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications, military, and space markets, partially offset by a decrease in sales to the broadband market. The growth in sales to these markets was primarily due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. Additionally, we believe that the productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden, the United Kingdom and the United States, as well as our third-party sales representatives, contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 57% of our revenue in the six months ended June 30, 2007, compared with 53% in the corresponding period in 2006.

Cost of revenue and gross margin.   In the six months ended June 30, 2007, our cost of revenue increased $5.4 million, or 34.3%, to $21.3 million, compared with $15.9 million in the corresponding period of 2006, primarily as a result of our increased revenue. In the six months ended June 30, 2007, our gross margin was 71.1%, compared with 73.6% in the corresponding period of 2006. The decrease in gross margin was primarily attributable to an increase in higher volume orders, on which we offer higher discounts, and an unfavorable change in product mix, partially offset by a decrease in direct production material costs.

Research and development expense.   In the six months ended June 30, 2007, our research and development expense increased $1.2 million, or 15.9%, to $9.0 million, and represented 12.1% of our revenue, compared with $7.8 million, or 12.9% of our revenue, in the corresponding period of 2006. The increase in our research and development expense was primarily attributable to a $1.1 million increase in personnel costs, associated with the expansion of our engineering organization, and a $0.1 million increase in depreciation expense. Costs associated with our Ottawa, Ontario, Canada design center, which opened in late December 2006, contributed to the increase.

Sales and marketing expense.   In the six months ended June 30, 2007, our sales and marketing expense increased $0.7 million, or 14.1%, to $6.0 million, and represented 8.2% of our revenue, compared with $5.3 million, or 8.8% of our revenue, in the corresponding period of 2006. The increase in our sales and marketing expense was primarily attributable to a $0.4 million increase in personnel costs, associated with the increase of our worldwide direct sales and marketing organization, a $0.2 million increase in travel costs, and a $0.1 million net increase in other costs.

General and administrative expense.   In the six months ended June 30, 2007, our general and administrative expense increased $0.2 million, or 5.5%, to $3.5 million, and represented 4.7% of our revenue, compared with $3.3 million, or 5.4% of our revenue, in the corresponding period of 2006. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in personnel costs associated with the expansion of our organization.

Interest income.   In the six months ended June 30, 2007, our interest income increased $1.3 million to $2.6 million, compared with $1.2 million in the corresponding period in 2006, primarily due to an increase in our balance of cash and investments.

Provision for income taxes.   Our provision for income taxes increased by $2.2 million to $12.5 million in the six months ended June 30, 2007, from $10.3 million in the corresponding period of 2006. The provision represents an effective tax rate of 34.0% and 35.1% in 2007 and 2006, respectively. The effective tax rate decreased primarily as a result of the increase in our tax-exempt interest income, and incentives provided for under the American Jobs Creation Act of 2004, partially offset by the expiration of the extraterritorial income exclusion.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2007 consisted of our cash and cash equivalents of $65.5 million, short-term available-for-sale investments of $78.3 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of June 30, 2007.

In the six months ended June 30, 2007, cash provided by our operations was $20.9 million, of which the principal components were our net income of $24.2 million and non-cash charges of $4.1 million, partially offset by a net increase in deferred taxes of $0.4 million and a net increase in operating assets and liabilities of $6.9 million. The increase in net operating assets and liabilities includes increases in accounts receivable of $3.3 million and inventories of $1.6 million, due to the growth of our business, a decrease in taxes payable of $1.5 million, due to the timing of estimated tax payments, and a net increase in other net operating assets and liabilities of $0.5 million.

We invested $4.4 million in the purchase of capital equipment, primarily for engineering and production equipment, engineering design software, and the build-out of unoccupied space at our Chelmsford, MA facility. We invested $86.0 million in short-term available-for-sale investments and received $46.5 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $2.4 million from the exercise of stock options and $2.3 million from the related tax benefit of the stock option exercises.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, short-term investments, and outstanding debt, as well as foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk. The primary objectives of our investment policy are to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash and short-term investments, consisting primarily of bank deposits, money market funds and short-term government securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our bank credit facility. On July 31, 2006, we amended our bank credit facility to provide for a $30 million revolving line of credit with a variable rate of interest. At June 30, 2007, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $61.7 million in 2004 to $130.3 million in 2006, representing a compound annual growth rate of 45.4%. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Additionally, our sequential quarterly revenue growth rate over the three most recent fiscal quarters has ranged from 2.2% to 3.6%. Over our 22-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2006.

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

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 64.0% to a high of 73.7%. Numerous factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and  numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

We purchase a number of key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, M/A-COM in Virginia and Massachusetts, Taiwan Semiconductor Manufacturing Company in Taiwan, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products, components or materials to us. We believe that a supplier of wafers that are used in a significant number of our products has been experiencing financial difficulties. Failure of this supplier to meet its supply commitments to us would impair our ability to supply customers with the related products and adversely impact our revenues and financial results. We are taking steps to mitigate our exposure to this risk; however, there can be no assurance that these measures would be sufficient to avoid disruption of our business if there were to be a near-term interruption in the supply of wafers that we currently purchase from this supplier. If this or one of our other key suppliers is unable to provide us with its materials, components or services, our operations may be adversely affected. We might experience difficulty identifying alternative sources of supply for the materials, components and services used in our products or that we obtain through outsourcing. We could experience delays if we were required to test and evaluate products and services of potential alternative suppliers. Any of these occurrences could negatively affect our operating results and liquidity and harm our business.

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

The length of this process increases the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, financial condition and results of operations could be adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release equipment that contains our products, or is not successful in the sale and marketing its products that incorporate our custom products.

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

We typically depend on orders from a limited number of customers for a significant percentage of our revenue. In 2006, no customer accounted for more than 10% of our revenue and sales to our top 10 customers accounted for 42.7% of our revenue. In 2005, sales to Boeing accounted for more than 10% of our revenue, and sales to our top 10 customers accounted for 42.8% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

•       political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers, suppliers, manufacturers and subcontractors are located;

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

Some of our revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. We must comply with these regulations in order to bid successfully for government contracts. Additionally, the United States government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract.

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

We are subject to a variety of international, federal, state and local governmental regulations relating to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operation. In response to environmental concerns, some customers and government agencies have begun to impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Parliament adopted its Restrictions on Use of Hazardous Substances Directive, or RoHS Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the European Union, or EU, market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have an active program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other RoHS-banned substances. Currently, we find it necessary to carry inventories of both leaded and lead-free versions of certain products, making it more difficult to accurately forecast appropriate inventory levels and increasing the amount of inventory we must carry. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation.

Dr. Ayasli, our founder and principal stockholder, controls approximately 44% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 44% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No changes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on June 12, 2007, the shareholders adopted the following proposals:

To re-elect the following directors: Yalcin Ayasli, Stephen G. Daly, Bruce R. Evans, Rick D. Hess, Cosmo S. Trapani and Franklin Weigold

Nominee	For	Withhold Authority
Yalcin Ayasli	30,227,969	8,973
Stephen G. Daly	30,155,957	80,985
Bruce R. Evans	30,227,909	9,033
Rick D. Hess	29,626,361	610,581
Cosmo S. Trapani	30,227,863	9,079
Franklin Weigold	30,173,315	63,627

To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007: 30,229,067 shares for; 6,710 shares against; and 1,165 shares abstaining.

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

Date: August 8, 2007	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Vice President, Chief Financial Officer