Form 10-Q
period 2007-09-30
HITTITE MICROWAVE CORP
filed 2007-11-08
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 30, 2007, Hittite Microwave Corporation had 30,992,000 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

September 30, 2007

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$73,611	$83,798
Available-for-sale investments	87,839	38,757
Accounts receivable, net of allowance for doubtful accounts of $236 at September 30, 2007 and $283 at December 31, 2006	21,646	18,603
Inventories	12,189	10,950
Deferred costs	261	407
Prepaid expenses and other current assets	735	1,208
Deferred taxes	4,885	4,028

Total current assets	201,166	157,751

Property and equipment, net	17,068	14,478
Other assets	1,460	442

Total assets	$219,694	$172,671

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,664	$1,479
Accrued commissions	1,342	1,065
Accrued payroll and benefits	2,659	1,981
Accrued other expenses	2,482	1,840
Customer advances	1,655	2,362
Deferred revenue	3,116	3,389
Income taxes payable	494	3,502

Total current liabilities	14,412	15,618

Long-term income taxes payable	2,517	—
Deferred taxes	1,470	891
Total liabilities	18,399	16,509
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,988 and 30,707 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	310	307
Additional paid-in capital	110,784	103,644
Accumulated other comprehensive income	436	157
Retained earnings	89,765	52,054

Total stockholders’ equity	201,295	156,162

Total liabilities and stockholders’ equity	$219,694	$172,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Revenue	$39,934	$34,638	$113,911	$94,872
Cost of revenue	11,585	9,164	32,935	25,065

Gross profit	28,349	25,474	80,976	69,807

Operating expenses:
Research and development	4,793	3,836	13,773	11,587
Sales and marketing	3,285	2,845	9,321	8,136
General and administrative	1,923	1,700	5,379	4,976

Total operating expenses	10,001	8,381	28,473	24,699

Income from operations	18,348	17,093	52,503	45,108
Interest income	1,441	897	4,019	2,133
Interest expense	—	—	—	(27)
Other income (expense), net	292	(22)	174	71

Income before income taxes	20,081	17,968	56,696	47,285
Provision for income taxes	6,373	6,365	18,833	16,649

Net income	$13,708	$11,603	$37,863	$30,636

Earnings per share:
Basic	$0.45	$0.38	$1.24	$1.03
Diluted	$0.44	$0.37	$1.21	$0.99

Weighted average shares outstanding:
Basic	30,677	30,183	30,605	29,691
Diluted	31,295	31,050	31,233	30,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$37,863	$30,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,459	2,801
Amortization	19	120
Deferred taxes	(278)	(732)
Provision for doubtful accounts	—	67
Provision for inventory obsolescence	429	301
Stock-based compensation	2,826	2,289
Changes in operating assets and liabilities:
Accounts receivable	(3,104)	(10,559)
Inventories	(1,668)	(5,739)
Deferred costs	146	(149)
Prepaid expenses and other assets	(524)	(473)
Deferred revenue and customer advances	(980)	3,557
Accounts payable	1,184	497
Accrued expenses	1,582	1,873
Income taxes payable	(665)	(1,106)

Net cash provided by operating activities	40,289	23,383

Cash flows from investing activities:
Purchases of property and equipment	(5,865)	(3,160)
Purchases of available-for-sale investments	(173,438)	(25,518)
Sales and maturities of available-for-sale investments	124,356	34,400
Other investing activities	—	(15)

Net cash provided by (used in) investing activities	(54,947)	5,707

Cash flows from financing activities:
Repayment of note payable	—	(579)
Proceeds from exercise of stock options	2,538	8,915
Excess income tax benefit related to stock-based compensation plans	1,779	14,427
Other financing activities	—	40

Net cash provided by financing activities	4,317	22,803

Effect of exchange rate changes on cash and cash equivalents	154	18

Net increase (decrease) in cash and cash equivalents	(10,187)	51,911
Cash and cash equivalents, beginning of period	83,798	40,559

Cash and cash equivalents, end of period	$73,611	$92,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2007, results of operations for the three- and nine-month periods ended September 30, 2007 and September 30, 2006 and cash flows for the nine month periods ended September 30, 2007 and September 30, 2006 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

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

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Net income	$13,708	$11,603	$37,863	$30,636
Net unrealized gain on available-for-sale investments, net of tax	2	4	—	4
Foreign currency translation adjustments	71	32	279	50
Comprehensive income	$13,781	$11,639	$38,142	$30,690

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

Following the adoption of FIN 48, the Company had $1,693,000 of unrecognized tax benefits, substantially all of which, if recognized, would be recorded as a component of the provision for income taxes. There were no significant changes to these amounts during the three- or nine-month periods ended September 30, 2007.

The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during the three- or nine-month periods ended September 30, 2007, and there was no material accrual for interest or penalties as of January 1, 2007 or September 30, 2007.

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

5. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials	$5,224	$4,649
Work in process	4,368	3,659
Finished goods	2,597	2,642

	$12,189	$10,950

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. The Company has not been subject to any material claims under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of December 31, 2006 or September 30, 2007.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Basic earnings per share
Net income	$13,708	$11,603	$37,863	$30,636

Weighted average common shares outstanding	30,677	30,183	30,605	29,691

Basic earnings per share	$0.45	$0.38	$1.24	$1.03

Diluted earnings per share
Net income	$13,708	$11,603	$37,863	$30,636

Weighted average common shares outstanding	30,677	30,183	30,605	29,691
Effect of dilutive stock options and restricted stock	618	867	628	1,120

Adjusted weighted average shares — diluted	31,295	31,050	31,233	30,811

Diluted earnings per share	$0.44	$0.37	$1.21	$0.99

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

8. Subsequent Events

In October 2007, the Company entered into a strategic agreement with Northrop Grumman to license Northrop Grumman’s Velocium line of Monolithic Microwave Integrated Circuit (MMIC) products and related intellectual property. Under the agreement, Northrop Grumman's Space Technology sector will license to the Company a specified list of standard products and associated technology. The Company will assume the related customer contracts and will become the worldwide supplier for the Velocium products. The Company paid $7,000,000 million in cash to Northrop Grumman in connection with the agreement.

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

Sales and marketing. Our sales and marketing expense consists primarily of personnel costs of our sales and marketing organization, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel, related occupancy and equipment costs and other marketing costs.

General and administrative. Our general and administrative expense consists primarily of personnel costs of executive management, finance, and other administrative staff, outside professional fees, related occupancy and equipment costs and other corporate expenses.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2007 and 2006

Revenue. In the three months ended September 30, 2007, our revenue increased $5.3 million, or 15.3%, to $39.9 million, compared with $34.6 million in the corresponding period of 2006. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications and military markets, partially offset by a decrease in sales to the broadband market. Our sales growth was primarily due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. Additionally, we believe that the productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden, the United Kingdom and the United States, as well as our third-party sales representatives, contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 57% of our revenue in the three months ended September 30, 2007, compared with 60% in the corresponding period in 2006.

Cost of revenue and gross margin. In the three months ended September 30, 2007, our cost of revenue increased $2.4 million, or 26.4%, to $11.6 million, compared with $9.2 million in the corresponding period of 2006, primarily as a result of our increased revenue. In the three months ended September 30, 2007, our gross margin was 71.0%, compared with 73.5% in the corresponding period of 2006. The decrease in gross margin was primarily attributable to an unfavorable change in product mix, an increase in higher volume orders, on which we offer higher discounts, and an increase in indirect manufacturing materials, partially offset by a decrease in direct production material costs.

Research and development expense. In the three months ended September 30, 2007, our research and development expense increased $1.0 million, or 24.9%, to $4.8 million, and represented 12.0% of our revenue, compared with $3.8 million, or 11.1% of our revenue, in the corresponding period of 2006. The increase in our research and development expense in the third quarter was primarily attributable to a $0.3 million increase in personnel costs, associated with the growth of our engineering organization, a $0.3 million increase in depreciation and other equipment expense and a $0.4 million net increase in other costs. Costs associated with our Ottawa, Ontario, Canada design center, which opened in late December 2006, contributed to the increase in total expense. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense. In the three months ended September 30, 2007, our sales and marketing expense increased $0.4 million, or 15.5%, to $3.3 million, and represented 8.2% of our revenue, compared with $2.8 million, or 8.2% of our revenue, in the corresponding period of 2006. The increase in our sales and marketing expense was primarily attributable to a $0.2 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, a $0.1 million increase in travel costs and a $0.1 million net increase in other costs. We expect sales and marketing expense will increase as we continue to hire additional personnel, expand our worldwide marketing and sales activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended September 30, 2007, our general and administrative expense increased $0.2 million, or 13.1%, to $1.9 million, and represented 4.8% of our revenue, compared with $1.7 million, or 4.9% of our revenue, in the corresponding period of 2006. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in personnel costs associated with the growth of our organization. We expect general and administrative expense will increase as we grow our business.

Interest income. In the three months ended September 30, 2007, our interest income increased $0.5 million to $1.4 million, compared with $0.9 million in the corresponding period of 2006, primarily due to an increase in our balance of cash and investments.

Other income. In the three months ended September 30, 2007, our other income was $0.3 million, related primarily to foreign currency transaction gains.

Provision for income taxes. Our provision for income taxes was $6.4 million in both the three months ended September 30, 2007 and the corresponding period of 2006. The provision represents an effective tax rate of 31.7% and 35.4% in 2007 and 2006, respectively. The effective tax rate decreased primarily as a result of the increase in our tax-exempt interest income, the elected tax treatment for certain federal and state deductions and incentives provided for under the American Jobs Creation Act of 2004, partially offset by the expiration of the extraterritorial income exclusion.

Comparison of the Nine Month Periods Ended September 30, 2007 and 2006

Revenue. In the nine months ended September 30, 2007, our revenue increased $19.0 million, or 20.1%, to $113.9 million, compared with $94.9 million in the corresponding period of 2006. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications, military, and space markets, partially offset by a decrease in sales to the broadband market. Our sales growth was primarily due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. Additionally, we believe that the productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden, the United Kingdom and the United States, as well as our third-party sales representatives, contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 57% of our revenue in the nine months ended September 30, 2007, compared with 55% in the corresponding period in 2006.

Cost of revenue and gross margin. In the nine months ended September 30, 2007, our cost of revenue increased $7.9 million, or 31.4%, to $32.9 million, compared with $25.1 million in the corresponding period of 2006, primarily as a result of our increased revenue. In the nine months ended September 30, 2007, our gross margin was 71.1%, compared with 73.6% in the corresponding period of 2006. The decrease in gross margin was primarily attributable to an unfavorable change in product mix and an increase in higher volume orders, on which we offer higher discounts, partially offset by a decrease in direct production material costs.

Research and development expense. In the nine months ended September 30, 2007, our research and development expense increased $2.2 million, or 18.9%, to $13.8 million, and represented 12.1% of our revenue, compared with $11.6 million, or 12.2% of our revenue, in the corresponding period of 2006. The increase in our research and development expense was primarily attributable to a $1.4 million increase in personnel costs, associated with the growth of our engineering organization, a $0.3 million increase in depreciation and other equipment expense and a $0.5 million increase in other expenses. Costs associated with our Ottawa, Ontario, Canada design center, which opened in late December 2006, contributed to the increase in total expense.

Sales and marketing expense. In the nine months ended September 30, 2007, our sales and marketing expense increased $1.2 million, or 14.6%, to $9.3 million, and represented 8.2% of our revenue, compared with $8.1 million, or 8.6% of our revenue, in the corresponding period of 2006. The increase in our sales and marketing expense was primarily attributable to a $0.7 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, a $0.3 million increase in travel costs and a $0.2 million net increase in other costs.

General and administrative expense. In the nine months ended September 30, 2007, our general and administrative expense increased $0.4 million, or 8.1%, to $5.4 million, and represented 4.7% of our revenue, compared with $5.0 million, or 5.2% of our revenue, in the corresponding period of 2006. The increase in our general and administrative expense was primarily attributable to a $0.5 million increase in personnel costs associated with the growth of our organization, partially offset by a $0.1 million decrease in professional fees.

Interest income. In the nine months ended September 30, 2007, our interest income increased $1.9 million to $4.0 million, compared with $2.1 million in the corresponding period of 2006, primarily due to an increase in our balance of cash and investments.

Other income. In the nine months ended September 30, 2007, our other income increased $0.1 million to $0.2 million, compared with $0.1 million in the corresponding period of 2006, primarily due to foreign currency transaction gains.

Provision for income taxes. Our provision for income taxes increased $2.2 million to $18.8 million in the nine months ended September 30, 2007, from $16.6 million in the corresponding period of 2006. The provision represents an effective tax rate of 33.2% and 35.2% in 2007 and 2006, respectively. The effective tax rate decreased primarily as a result of the increase in our tax-exempt interest income, the elected tax treatment for certain federal and state deductions and incentives provided for under the American Jobs Creation Act of 2004, partially offset by the expiration of the extraterritorial income exclusion.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2007 consisted of our cash and cash equivalents of $73.6 million, short-term available-for-sale investments of $87.8 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of September 30, 2007.

In the nine months ended September 30, 2007, cash provided by our operations was $40.3 million, of which the principal components were our net income of $37.9 million and non-cash charges of $6.7 million, partially offset by a net increase in deferred taxes of $0.3 million, and a net increase in operating assets and liabilities of $4.0 million. The increase in net operating assets and liabilities includes increases in accounts receivable of $3.1 million and inventories of $1.7 million, due to the growth of our business, and a decrease in other net operating assets of $2.0 million, partially offset by an increase in accounts payable and accrued expenses of $2.8 million, due to the growth of our business and the timing of disbursements.

In the nine months ended September 30, 2007, we invested $5.9 million in the purchase of capital equipment, primarily for engineering and production equipment, engineering design software, and the build-out of unoccupied space at our Chelmsford, Massachusetts facility. We invested $173.4 million in short-term available-for-sale investments and received $124.4 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $2.5 million from the exercise of stock options and $1.8 million from the related tax benefit of the stock option exercises.

In October 2007, we entered into a strategic agreement with Northrop Grumman to license Northrop Grumman's Velocium line of Monolithic Microwave Integrated Circuit (MMIC) products and related intellectual property. Under the agreement, Northrop Grumman's Space Technology sector will license to us a specified list of standard products and associated technology.  We will assume the related customer contracts and will become the worldwide supplier for the Velocium products. We paid $7.0 million in cash to Northrop Grumman in connection with the agreement.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At September 30, 2007, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

Foreign currency risk. To date, our international customer agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of each of our foreign operations is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $61.7 million in 2004 to $130.3 million in 2006, representing a compound annual growth rate of 45.4%. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Additionally, our sequential quarterly revenue growth rate over the four most recent fiscal quarters has ranged from 2.2% to 6.1%. Over our 22-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of more rapid growth, as in 2006.

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

We purchase a number of key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, M/A-COM in Virginia and Massachusetts, Northrop Grumman Space Technology sector in California, Taiwan Semiconductor Manufacturing Company in Taiwan, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices and M/A-COM, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, Narda Microwave, NEC, Peregrine Semiconductor, Skyworks and WJ Communications. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as M/A-COM and UMS and, to a lesser extent, TriQuint Semiconductor. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not in the past been subject to material claims that any of our products infringe any patents or other proprietary rights of third parties, we could be subject to such claims in the future. There can be no assurance that claims that may arise in the future can be amicably resolved,, and it is possible that litigation could ensue. In addition, we may increasingly be subject to infringement claims as the number of our products increases. Since patent applications often are not disclosed until a patent issues, it is not possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Also, in connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify the customer against third-party claims for such infringement. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend, damage our reputation, result in substantial and unanticipated costs associated with litigation and require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

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

In 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million, and in October 2007 we aquired a license to a specified list of standard Velocium products and associated technology from Northrop Grumman for $7.0 million. We may make other acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Dr. Ayasli, our founder and principal stockholder, controls approximately 40% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 40% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Date: November 8, 2007	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Vice President, Chief Financial Officer