Form 10-K
period 2007-12-31
HITTITE MICROWAVE CORP
filed 2008-02-28
CIK 1130866

Use these links to rapidly review the document
HITTITE MICROWAVE CORPORATION FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 INDEX
Consolidated Balance Sheets at December 31, 2007 and 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51448

HITTITE MICROWAVE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2854672 (I.R.S. Employer Identification No.)
20 ALPHA ROAD CHELMSFORD, MA 01824 (Address of principal executive offices) Telephone Number: (978) 250-3343 Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market, LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None. Title of each class

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was $739,083,547.

         As of February 21, 2008 there were 31,102,504 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits, or ICs, modules and subsystems for technically demanding radio frequency, or RF, microwave and millimeterwave applications. As a result of our 23 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

Industry Background

        Growth in advanced electronic systems using RF, microwave and millimeterwave technology

        Global demand for mobile communication services and for real-time access to diverse types of data continues to increase. This demand, coupled with the increasing capabilities and decreasing cost of computing devices, has led to rapid adoption of a wide variety of advanced electronic systems that rely on electromagnetic waves for high speed data transmission, reception or acquisition. These systems utilize a variety of data transmission technologies over a wide range of electromagnetic frequency bands, including RF, microwave and millimeterwave frequencies. These advanced electronic systems are integral to today's wireless networks, such as cellular telephone, fixed wireless and satellite communication systems, as well as wired networks, such as cable TV, broadband access and optical data networks. In addition, an increasing number of automotive, industrial, military, homeland security, scientific and medical applications use RF, microwave and millimeterwave technology to perform detection, measurement and imaging functions. The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has accelerated demand for analog, digital and mixed-signal ICs, modules and subsystems that are optimized to provide high performance signal processing across the electromagnetic frequency spectrum.

        The electromagnetic frequency spectrum

        The terms RF, microwave and millimeterwave refer generally to electromagnetic waves that are propagated when an alternating current is applied to an antenna or conductor. The properties and uses of electromagnetic energy depend on its frequency. Each type of system typically uses a different frequency range, or band, of the frequency spectrum. For example:

  •
  Broadband access devices, cellular telephone systems, cable TV systems, global positioning system, or GPS, equipment and magnetic resonance imaging machines typically operate in what we refer to as the RF frequency band, between one megahertz and six gigahertz, or GHz.

  •
  Direct broadcast satellite receivers, military electronic countermeasure systems and point-to-point radio systems used in cellular backhaul applications commonly use frequencies in what we refer to as the microwave frequency band, between six GHz and 20 GHz.

  •
  Automotive collision avoidance systems, ground uplink and downlink stations used in satellite communications systems and many commercial and military radar systems operate in what we refer to as the millimeterwave frequency band, between 20 GHz and 110 GHz.

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

        Across all markets, OEMs seek semiconductor suppliers that provide technology that will enable them to differentiate their product offerings with respect to a number of criteria, including:

        High performance.    OEMs face continuously increasing competitive pressures to improve their products' overall system performance. As a result, OEMs require advanced semiconductor products that offer performance attributes such as higher power and linearity, lower noise, reduced power consumption, improved signal level and frequency accuracy and better isolation.

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

        An OEM's requirements may vary by market and application. In a particular application, an OEM may seek a highly integrated subsystem, while for another application the same OEM may prefer a single function IC that offers a specific performance attribute. A manufacturer of systems designed for consumer markets may require a supplier that can meet high volume manufacturing requirements, while that same manufacturer, when addressing military or aerospace markets, may require relatively low volumes of highly specialized, high value subsystems.

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

        Semiconductor device modeling.    Creating an accurate device-level model of a semiconductor is fundamental to successful circuit design, particularly when the circuit is to be used at higher frequencies. The ability to predict the performance of a device manufactured using a particular process is necessary to enable a designer to modify the circuit design in order to meet the customer's requirements. Accurate device modeling requires the ability to measure and predict the behavior and interaction of the active and passive elements on a semiconductor under a range of conditions, including temperature, input power levels, frequency and voltage. Device modeling requires specialized skills and equipment, and engineers often develop proprietary methods to measure and validate the accuracy of their models. Because modeling is an iterative process, the accuracy, and thus the value, of device models increases with experience in using them over time.

        Integration.    Advances in semiconductor technology in recent years have enabled higher degrees of integration in the design and manufacture of semiconductor devices. For example, analog and digital signal processing can now be combined on a single monolithic microwave integrated circuit, or MMIC. It has also become possible to combine multiple MMICs into a multi-chip module, which integrates multiple functions required by an advanced electronic system into a single compact package. Because multi-chip modules can combine MMICs manufactured under different semiconductor process technologies, they can take advantage of the process technology that is best suited for each function. Higher degrees of integration can also be attained through the assembly of a number of multi-chip modules into subsystems that provide greater functionality and can be more easily incorporated into an OEM's product.

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

        As a result of all these factors, the knowledge and skills required to design integrated analog and mixed-signal devices operating at higher frequencies are highly specialized and can take many years to develop. We believe that a significant market opportunity exists for a supplier of high performance ICs, modules and subsystems optimized for RF, microwave and millimeterwave applications that can meet OEMs' diverse requirements.

Our Competitive Strengths

        Our key competitive strengths as we address market opportunities include the following:

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

        Ability to optimize circuit design and semiconductor process and packaging technologies to meet customers' application requirements.    Based on a customer's requirements, we select the foundry and semiconductor process that we believe will provide the best combination of performance attributes and form factor for use in that application. We also have expertise in a range of industry standard and proprietary packaging technologies. Our fabless business model and broad engineering expertise enable us to optimize our product designs using the semiconductor process and packaging technology that best address our customers' needs.

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules and subsystems that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2007, we had more than 630 standard products spanning 16 product lines:

  •
  amplifiers

  •
  attenuators

  •
  data converters

  •
  frequency dividers and detectors

  •
  frequency multipliers

  •
  high speed digital logic products

  •
  mixers and converters

  •
  modulators

  •
  oscillators

  •
  passives

  •
  phase shifters

  •
  power detectors

  •
  sensors

  •
  switches

  •
  synthesizers

  •
  variable gain amplifiers

        We also supply custom semiconductor components, often by leveraging our library of standard designs to develop specialized versions of our standard products, or entirely new products, to meet specific requirements of our customers. We offer our products in a wide variety of packaging formats, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced three new product lines in both 2007 and 2006. We introduced 152 new standard products in 2007, 91 in 2006 and 80 in 2005, and also added custom products in comparable numbers during those years.

        Diverse customer base, end markets and applications.    The diversity of our customers, end markets and applications provides us with multiple growth opportunities. In 2007, we sold our products to approximately 2,700 commercial and U.S. government customers for use in a variety of applications and end markets worldwide. Our principal end markets include:

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

        Multi-channel sales and support capabilities.    Due to the technical nature of our products and markets, we utilize a multi-channel sales and support model that is intended to facilitate our customers' evaluation and selection of our products. Our sales and support channels include our direct sales force, our applications engineering staff, our worldwide network of independent sales representatives, a distributor and our website.

        We have established flexible sales and support capabilities. For example:

  •
  We offer our customers and prospective customers comprehensive technical sales support and application engineering services, provided by dedicated staff in local offices located in key geographies, to accelerate their understanding of our products' capabilities and how best to use them in their own system designs. Our technical sales staff frequently visits customers at their engineering and manufacturing facilities to exchange design, product and production information.

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

        We believe that our multi-channel approach to sales and technical support encourages the selection of our products, results in high customer satisfaction and leads to repeat sales.

        Our fabless business model.    We outsource wafer manufacturing to multiple third party fabricators and foundries. We believe that this fabless business model and our expertise in a wide range of semiconductor process technologies enables us to develop products using the technology most appropriate for our customers' applications. We believe that investing in our core design and engineering competencies, including advanced RF, microwave and millimeterwave circuit design, device modeling, system-level engineering and packaging engineering, while outsourcing the capital-intensive task of semiconductor fabrication, best enables us to meet the needs of our customers.

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

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 630 standard products. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other vendor. The standard products listed in our catalog generally are purchased by multiple customers for use in a variety of applications.

        We also develop custom products to meet the specialized requirements of individual customers. Our custom products are not listed in our catalog and are sold by our direct sales force, which works with customers and prospective customers to have our products selected and designed into our customers' systems and programs. Our custom products generally are purchased by the customer for which they were developed.

  Our product lines

        We currently provide standard and custom semiconductor products spanning 16 product lines. Our product lines include most of the functional circuit blocks required to create both receiver and transmitter subsystems for any RF, microwave or millimeterwave application.

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

        1.    Amplifiers.    Amplifiers boost the gain, or power, of an RF, microwave or millimeterwave signal. We offer a broad line of amplifiers, including:

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

        2.    Attenuators.    Attenuators are used to reduce the power of a RF, microwave or millimeterwave signal in specific controlled amounts without distorting the signal quality. For example, to avoid overloading a base station's receiving circuitry as a mobile transmitter approaches a base station or tower, an attenuator is used to reduce the incoming signal. Our portfolio of standard attenuators is classified into two types:

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

        3.    Data converters.    Data converters are used to convert signals between analog and digital wave form. Currently our product line includes:

  •
  track-and-hold (T/H) amplifiers that convert analog sinusoidal signals to high speed digital square wave signals for baseband processing.

        4.    Frequency dividers and detectors.    Frequency dividers, also called prescalers, and phase-frequency detectors are used in frequency generation circuits, or synthesizers, to help process and distribute the carrier frequency of the system. We offer a full range of frequency dividers and phase-frequency detectors. Our standard dividers and detectors include:

  •
  phase-frequency detectors that are used to detect the frequency and phase of an input signal accurately, and can be combined with a divider to detect an incoming frequency and divide it by a predetermined factor;

  •
  wideband frequency divider modules that provide division ratios of 2, 4, 5, 8 and 10 and are characterized by having more than an octave of operating frequency bandwidth for use in military, space and commercial systems where a wide range of frequencies need to be processed by one subsystem;

  •
  programmable frequency dividers that provide continuous division ratios from 2 to 32 in response to digital logic input; and

  •
  frequency dividers that provide a variety of division ratios, including innovative divide-by-3 and divide-by-5 ratios, by dividing and digitizing a frequency without generating unwanted noise to enable the synthesizer to lock on the desired output signal.

        5.    Frequency multipliers.    Frequency multipliers are used in frequency generation circuits, or synthesizers, to increase by a predetermined factor the carrier frequency and to help distribute it throughout the system. We offer a full range of active and passive frequency multiplier standard products, including:

  •
  active multipliers that utilize external DC power and integrate gain and/or power amplification with frequency multiplier circuits (factors of 2, 4, 8 or 16) to deliver output power levels the same as the input level or higher; and

  •
  passive multipliers, or frequency doublers that rely on a higher RF, microwave or millimeterwave input signal power level while utilizing no DC power to deliver a signal that is two times the input frequency.

        6.    High speed digital logic products.    High speed digital logic products are used to compare, select, split, invert, route, multiply or delay high speed digital signals. High performance digital systems require these functions to route the signal throughout a digital backplane. High performance logic products must not distort or disrupt the digital signal's quality so that the quality of the signal can be maintained. Our new product line can support digital signals which propagate at speeds of 13 gigasamples per second (13 Gb/s), which makes them suitable for OC-192, or 10 Gb/s signals. This product line initially contains functions such as high speed comparators (ECL, PECL, and CML standard), XOR and NAND Logic Gates, D-Flip Flop, and 1:2 Fanout Buffers.

        7.    Mixers and converters.    Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the RF, microwave or millimeterwave signal. The input signal is combined with a fixed carrier signal generated by a local oscillator, or LO, to produce the higher or lower output frequency. Our standard mixer and converter products include:

  •
  mixers in a variety of types including balanced mixers, sub-harmonic mixers, mixers with LO drivers and I/Q mixers, each utilizing our proprietary transformer circuit technology; and

  •
  converters combining multiple functions, including LO drivers, gain blocks and low noise amplifiers, with the mixer circuit on a single IC.

        8.    Modulators.    Modulators combine a digital information signal with an analog carrier signal generated by an LO by varying the phase and amplitude of the carrier signal using one or more standard modulation protocols. We offer several types of standard modulator products that utilize a variety of modulation schemes, including our advanced low noise SiGe wideband modulators. Our modulator products include:

  •
  direct quadrature modulators utilizing analog and digital circuit techniques to support current and future high data rate modulation protocols;

  •
  vector modulators used for error correction signal processing in high power wireless system amplifiers by enabling the variation of an incoming signal's phase and amplitude via a digital/analog dual control input; and

  •
  bi-phase modulators based upon our double-balanced MMIC mixer circuits and using a simple modulation format that supports low data rates.

        9.    Oscillators.    An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators, or VCOs, can be varied by an analog DC input control voltage. We offer three types of MMIC oscillators:

  •
  wide band VCOs that offer octave tuning bandwidth;

  •
  narrow band VCOs that offer narrower frequency tuning and improved phase noise performance; and

  •
  phase locked oscillators that offer integrated phase locked loop (PLL) functionality.

Our standard VCO products cover the frequency spectrum of 2.0 to 25.0 GHz, while our custom VCOs cover frequency bands between 2.0 to 80.0 GHz. Our self-contained VCOs integrate all necessary circuitry on a single chip, so that no external components are required.

        10.    Passives.    Our passive product line consists of nine different fixed resistive attenuators which operate at frequencies up to 50GHz. These fixed attenuators, or pads, are used to accurately reduce the power level of a signal without distorting the signal's characteristics.

        11.    Phase shifters.    Phase shifters are used to change the phase of an RF, microwave or millimeter wave signal while providing little or no amplitude change or distortion. High performance systems such as phased array radars, RF medical equipment, wide band electronic warfare receivers, and time domain systems require tight design control over a signal's phase. These systems often rely on phase shifter components to maintain this control.

  •
  Analog phase shifters provide continuous phase change as a function of control voltage, often allowing over 360 degrees of phase shift; and

  •
  Digital phase shifters provide discrete phase shift changes with a single control voltage, often in a combination of small and large phase steps.

        12.    Power detectors.    Power detectors convert RF signals to DC voltages that can be measured by simple digital circuitry. These devices correlate power levels in dBm to linear voltages.

        13.    Sensors.    Our sensors use RF, microwave and millimeterwave energy to detect, measure or form an image of an object. These sensor ICs integrate multiple circuit functions and are effectively subsystems on a chip. For example, our single chip sensors are used for range detection in multiple military and commercial applications.

        14.    Switches.    Switches are used to route RF, microwave or millimeterwave signals from one or more input paths to one or more output paths. Control of the selected input and output signal path is achieved via digital logic input. Our switches are designed to reduce signal loss, minimize noise and interference, and operate at high frequencies and power levels. Our standard switch products provide the following functionality:

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

        15.    Synthesizers.    Synthesizers generate a coherent set of RF, microwave or millimeterwave frequencies over a specified range of frequency and power. Synthesizers are generally used to generate the frequency that acts as a carrier for voice or data communication.

        16.    Variable gain amplifiers.    Variable gain amplifiers (VGAs) boost the gain or power of a RF, microwave or millimeterwave signal and have the feature of allowing the user to set the gain or power at a specific level. Our variable gain amplifier multichip modules (MCMs) utilize GaAs linear amplifiers, high performance six bit GaAs digital attenuators, and CMOS silicon drivers.

  Modules and subsystems

        We build upon our standard and custom products, our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise to offer our customers highly integrated modules and subsystems that are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings, and equipped with industry standard connectors to facilitate their rapid installation. Our modules and subsystems include:

  •
  connectorized modules, which utilize ICs from seven of our 16 product lines, housed in connectorized, hermetically sealed modules, for use in test and measurement equipment;

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

        Our products are manufactured by a number of GaAs and silicon-based foundries using a variety of different semiconductor processes, primarily using GaAs substrates. We also manufacture products using SiGe, Bi-CMOS, and CMOS processes. We are also investigating additional advanced GaAs and silicon-based processes that we believe may offer advantages in the manufacture of semiconductors for use in RF, microwave and millimeterwave applications.

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

Research and Development

        We focus our research and development efforts on designing and introducing new and improved standard and custom products and on developing new semiconductor device modeling and advanced RF, microwave or millimeterwave circuit design. In 2007, we introduced 152 new standard catalog products, and a comparable number of custom products. We continuously develop standard catalog products using our own specifications, guided by input from our customers and end markets that combine technological innovation and general application. Our core team of experienced engineers also works closely with many of our customers to develop and introduce custom products that address the specific requirements of those customers.

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

        In 2005 we opened a design center in Istanbul, Turkey. Also in August 2005, we acquired substantially all the assets of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado. In December 2006, we opened a design center in Ottawa, Ontario, Canada. In October 2007 we acquired a license to access certain integrated circuit (IC) design and background intellectual property from Northrop Grumman Space Technology sector. This intellectual property will be used to further develop and expand Hittite's millimeterwave product line.

Sales, Marketing and Support

        We sell our products worldwide through multiple channels, including our worldwide direct sales force and applications engineering staff, our network of domestic and international independent sales representatives, and our website. In addition, most of our standard products are available for sale in North America through our distributor, Future Electronics. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support offices in the United States, China, Germany, Korea, Sweden, and the United Kingdom. In February 2008, we opened an office in Japan. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

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

        We maintain an internal marketing organization that is responsible for the production and dissemination of sales and advertising materials, such as product announcements, press releases, brochures, magazine articles, advertisements and cover features in trade journals and other publications and our product catalog. We participate in public relations and promotional events, including industry tradeshows and technical conferences. Our marketing organization is also responsible for the content and maintenance of our website.

Manufacturing

        We design and develop our proprietary products and utilize third-party foundries to manufacture the semiconductors used in our products. In some cases, we use third-party suppliers to assemble our products. Outsourcing many of our manufacturing and assembly activities, rather than investing heavily in capital-intensive production facilities, provides us with the flexibility to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our principal foundries are Atmel Semiconductor, Global Communications Semiconductors, IBM, Jazz Semiconductor, M/A-COM, a division of Tyco, Northop Grumman, Taiwan Semiconductor Manufacturing Company, TriQuint Semiconductor, United Monolithic Semiconductors and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

        For most of our products, the production process begins with a GaAs or silicon semiconductor substrate, or wafer. The foundry that we select to manufacture a particular product utilizes a set of masks that are generated from our proprietary circuit layout designs. Completed wafers or die are shipped by the foundry to us or to our third-party packaging vendors. Depending on the application, the integrated circuit may be sold as bare die or assembled into an injection molded plastic package, or a ceramic or metal package or housing, using a wide variety of packaging technologies. The packaging process is generally performed at our headquarters, although high volume standard plastic packages are assembled through third-party suppliers located primarily in Europe and Asia. Following the assembly process, we perform a final test for validation, inspection and quality assurance purposes on all finished products before they are shipped to our customers.

        Our design, manufacturing and headquarters facility in Chelmsford contains class 100K clean rooms certified for commercial, military and space level product manufacturing. Our networked material requirements planning documentation and test data acquisition systems enable us to track materials throughout our suppliers and our own facility, as well as schedule production activities and shipments based on customer demand. We utilize automated and manual test stations for each of our numerous package types, driven by proprietary test equipment configurations and software. Our manual and automatic hybrid assembly equipment includes die shear and bond pull inspection equipment, die inspect/pick, die/substrate attach and wire bond functions. We are capable of testing our products from DC up to 110 GHz, utilizing our automated and semi-automated RF, microwave and millimeterwave equipment.

        We conduct environmental screening on production material, including tests such as temperature cycling and temperature shock, constant acceleration, mechanical vibration and shock, liquid and ambient burn-in, fine and gross hermeticity leak test and particle impact noise detection. Our reliability test equipment includes high temperature life-test equipment, highly accelerated stress test and infrared reflow testing and acoustic sonic scanning. In 2007, we expanded our in-house diagnostic tools to include field emission scanning electron microscope (SEM) and energy dispersive (x-ray) spectroscopy (EDS) capability.

Quality Assurance

        We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time, and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2000 certified. The ISO 9001:2000 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. All of our independent foundries and packaging and test subcontractors have been awarded ISO 9000 certification. We are ISO/TS 16949:2002 certified for the design, manufacture, and sale of plastic-encapsulated analog and mixed-signal ICs for RF, microwave and millimeterwave applications for the automotive industry. Recently we expanded our quality initiatives and certifications to include S20.20 electrostatic discharge (ESD) management system certification and AS-9100 aerospace certification. These certifications certify our operating policies and procedures satisfy industry requirements for our products' ESD protection and aerospace manufacturing controls. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we are MIL-PRF-38534/38535 standard compliant.

Competition

        The markets for our products are highly competitive and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. Because of the breadth and diversity of our product lines and end markets, our competition is fragmented, and there is no principal competitor that we encounter in most or all of our markets. Our competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices and M/A-COM, a division of Tyco, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and WJ Communications. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of our competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, including M/A-COM and United Monolithic Semiconductor and, to a lesser extent, TriQuint Semiconductor.

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

Employees

        As of December 31, 2007, we had 315 full-time employees, compared with 267 full-time employees at December 31, 2006. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers and directors as of February 28, 2008.

Name	Age	Position
Yalcin Ayasli, Sc.D.	62	Founder, Director and Chairman Emeritus
Stephen G. Daly	42	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	56	Vice President, Chief Financial Officer and Treasurer
Michael J. Koechlin	48	Chief Technology Officer
Norman G. Hildreth, Jr.	44	Vice President of Sales and Marketing
Brian J. Jablonski	48	Vice President of Operations
Michael A. Olson	47	Vice President of Engineering
Bruce R. Evans	48	Director
Rick D. Hess	54	Director
Cosmo S. Trapani	69	Director
Franklin Weigold	69	Director

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

        Stephen G. Daly has served as our President since January 2004, as our Chief Executive Officer since December 2004 and as our Chairman since December 2005. Since joining Hittite in 1996, Mr. Daly has held various positions, including Applications Engineer, Principal Sales Engineer, Director of Sales and Director of Marketing. From 1992 to 1996, Mr. Daly held sales management positions at Alpha Industries and M/A-COM, which are RF and microwave semiconductor companies. From 1988 to 1992, Mr. Daly held various microwave design engineering positions at Raytheon's Missile Systems Division and Special Microwave Device Operations Division. Mr. Daly received a B.S. in Electrical Engineering from Northeastern University.

        William W. Boecke has served as our Chief Financial Officer and Treasurer since March 2001. From 1997 to 2001, Mr. Boecke served as Vice President, Corporate Controller of PRI Automation, Inc., a supplier of semiconductor manufacturing automation systems. From 1991 to 1997, Mr. Boecke served as Director of Finance of LTX Corporation, a developer of automated semiconductor test equipment. Mr. Boecke received a B.S. from St. John's University and an M.B.A. from Boston College, and is a Certified Public Accountant.

        Michael J. Koechlin was appointed as our Chief Technology Officer in January 2008. From January 2004 to January 2008, he served as our Executive Vice President of Engineering. From December 1999 to December 2003, Mr. Koechlin served as our Signal Generation and Synthesizer Business Development Manager. From 1997 until joining Hittite in 1999, Mr. Koechlin served as Engineering Manager of the Missile Seeker Subsystem Group at Lockheed Martin Corporation, an advanced technology company. Mr. Koechlin received a B.S. in Electrical Engineering from Monmouth College and an M.S. in Electrical Engineering from Northeastern University.

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

        Brian J. Jablonski has served as our Vice President of Operations since December 2005. From May 2004 to December 2005, Mr. Jablonski served as our Director of Operations. From 2003 until joining Hittite in 2004, Mr. Jablonski served as a Capital Planning Manager at Allegro Microsystems Corp., a supplier of advanced mixed signal power IC semiconductors. From 2000 to 2003, he served as Materials Manager at M/A-Com and as the Director of Operations at Trebia Networks, a developer of storage networking applications. From 1986 to 2000, he served in a number of management positions, including Director of Materials, for Unitrode Integrated Circuits, a manufacturer of analog and mixed signal integrated circuits. Mr. Jablonski received a B.S. in Industrial Management from Northeastern University and an M.B.A. from New Hampshire College.

        Michael A. Olson has served as our Vice President of Engineering since January 2008. Since joining Hittite in March 1996, Mr. Olson has held various positions, including Applications Manager, Sales Engineer, Director of Product Development and Director of IC Engineering. From 1985 to 1996, Mr. Olson held various design engineering positions at Raytheon Microwave and Power Tube Division and Special Microwave Device Operations Division. Mr. Olson received a B.S. in Electrical Engineering from Lehigh University.

        Bruce R. Evans has served as a member of our board of directors since 2001. Mr. Evans serves as a Managing Partner at Summit Partners, a private equity and venture capital firm, which he joined in 1986. Previously, he worked for IBM Corporation. Mr. Evans serves on the boards of directors of optionsXpress Holdings, Inc., an online options and stock brokerage firm, Unica Corporation, a provider of enterprise marketing management software, and several privately-held companies. In addition, he is a member of Vanderbilt University's Investment Committee. Mr. Evans received a B.E. in mechanical engineering and economics from Vanderbilt University and an M.B.A. from Harvard Business School.

        Rick D. Hess has served as a member of our board of directors since 2005. Mr. Hess is currently the President and Chief Executive Officer of Konarka Technologies, a developer of photovoltaic cells on plastic. From 2004 to 2006, Mr. Hess was Chief Executive Officer of Integrated Fuel Cell Technologies, Inc., a developer of micro-fuel cell systems. From 1999 to 2004, Mr. Hess served as President of M/A-COM, a subsidiary of Tyco Electronics. Mr. Hess received a B.S. in Electrical Engineering from Purdue University and an M.S. in Electrical Engineering from Johns Hopkins University.

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

        Franklin Weigold has served as a member of our board of directors since 2003. From 1999 to 2003, Mr. Weigold served as Vice President and General Manager of The Micromachined Products Division of Analog Devices, Inc., and from 1992 to 1999 was Vice President and General Manager of its Transportation and Industrial Products Division. Prior to joining Analog Devices, Mr. Weigold served as President and Chief Operating Officer of Unitrode Corporation. Previously, he was President of Silicon General Inc. Mr. Weigold is also a member of the Board of Directors of Enpirion, Inc. and Siimpel Corp. Mr. Weigold received a B.S. in Electrical Engineering from Michigan Technological University and an M.B.A. from the University of Pittsburgh.

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

Item 1A.    Risk Factors

        The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Annual Report on Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain "forward-looking" statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we "expect," "estimate," "believe," "are planning" or "plan to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

        Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

        We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, such as those who serve the military and space industries, place long-term orders with us or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our turns business. Accurately forecasting our turns business and our total revenue in any quarter is difficult. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

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
  changes in our effective tax rate;

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

        Our revenue has grown rapidly in recent years. Our revenue grew from $42.0 million in 2003 to $130.3 million in 2006, representing a compound annual growth rate of 45.8%. From 2006 to 2007, our revenue increased by 20.0% to $156.4 million. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Our sequential quarterly revenue growth rate over the four most recent fiscal quarters has ranged from 2.6% to 6.4%.

        We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced in the past, and we have not assumed, in establishing planned levels of operating expenses, that they will do so. Although we base our planned operating expenses in large part on our expectations of future revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our revenue falls short of our expectations. Thus, if the rate in growth of our revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could harm our results of operations for that quarter.

        Our gross margins fluctuate from period to period, and such fluctuation could affect our results of operations, which could harm our stock price.

        Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 66.3% to a high of 73.7%. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

        We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, M/A-COM in Virginia and Massachusetts, Northrop Grumman Space Technology sector in California, Taiwan Semiconductor Manufacturing Company in Taiwan, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, and the possible misappropriation of our technology. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

        We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, some of our suppliers could in the future extend their lead times or seek to increase the prices of materials we purchase from them as their contracts with us expire. If our key suppliers were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us or seek to increase their prices, our cost of revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers or packaging subcontractors could also prevent us from fulfilling our customers' demands for our products on a timely basis, and thus adversely affect our revenue. Longer lead times could also require us to increase our raw materials inventory levels, in order to be able to meet customers' delivery requirements.

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

        Our executive management and administrative functions, most of our research and development and product design activities, final assembly of our module and subsystem-level products, and final testing for all of our products are carried out at our headquarters facility in Chelmsford, Massachusetts. These operations are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage that facility. Although we seek to mitigate these risks by maintaining business interruption insurance, insurance may be inadequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

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

        Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand. As a result, we make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers' requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers' requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt or interrupt our customers' production schedules. Any of these occurrences could negatively impact our operating results and our business.

        We design custom products to meet specific requirements of our customers. The amount and timing of revenue from such products can cause fluctuations in our quarterly operating results.

        The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products in commercial quantities, is lengthy and can range from three months to as long as two years or more. In this process, our sales and application engineers work closely with the OEM customer to analyze the customer's system requirements and establish a technical specification for the custom product. We then select a semiconductor process and foundry, evaluate test wafers and components, and establish assembly and test procedures before manufacturing in commercial quantities can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer's procurement processes. OEMs typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipment of their own systems, and volume purchases of our products by an OEM customer or its contract manufacturer generally do not occur until the OEM customer has successfully introduced the system incorporating our product. Our receipt of substantial revenue from sales of a custom product depends on that customer's commercial success in manufacturing and selling its system incorporating our product. As a result, a significant period may elapse between our investment of time and resources in a custom product and our receipt of substantial revenue from sales of that product.

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

        Finally, if we fail to achieve initial design wins in the customer's qualification process, we may lose the opportunity for significant sales to that customer for a lengthy period of time because the customer may be unlikely to change its source for those products in the future due to the significant costs associated with qualifying a new supplier and potentially redesigning its product.

        We rely on a small number of customers for a significant percentage of our revenue, and the loss of, or a reduction in, orders from these customers could result in a decline in revenue.

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 38.8% in 2007, 42.7% in 2006 and 42.8% in 2005. No single customer exceed 10% of our total revenue in 2007 or 2006. In 2005, sales to Boeing accounted for 16.0% of our revenue. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

        The percentage of our revenue attributable to sales to customers outside the United States has increased from 46% in 2005 to 54% in 2006 and 56% in 2007 based on the location to which the product shipped. We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices, M/A-COM, a division of Tyco, and Narda, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor, UMS and WJ Communications. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as M/A-COM and UMS and, to a lesser extent, TriQuint Semiconductor. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility could impact our ability to retain key personnel.

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

        The materials used to manufacture our products are complex, and it is possible that our vendors could supply us defective materials or ship us materials that have different properties than we expected to receive. While we perform extensive testing and inspections during the manufacturing process, some defects may escape detection in our manufacturing process and subsequently pass through to our customers. For example, in 2003 one of our third-party foundries, with which we continue to do business, delivered to us semiconductor wafers that contained a defect resulting from a flawed manufacturing process. The defect was not initially detected in our manufacturing process, and as a result, some of the products that we produced and shipped using these wafers fell below acceptable reliability and performance levels. As a result, some customers cancelled their orders or returned the products to us for exchange or refund. We experienced added screening costs and shipment delays until the process defect was corrected. We estimate that the net costs incurred by us as a result of this defect were approximately $250,000. The occurrence of defects such as these could result in product returns from, and reduced product shipments to, our customers. Such defects also could result in the loss of or delay in market acceptance of our products or harm our reputation.

        Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in these agreements may not be effective as a result of federal, state or local laws, or ordinances or unfavorable judicial decisions in the United States or other countries. The insurance we maintain to protect against claims associated with the use of our products may not adequately cover all claims asserted against us. In addition, even if ultimately unsuccessful, such claims could result in costly litigation, divert our management's time and resources, and damage our customer relationships.

        We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

        We are experiencing a period of growth and expansion, both domestically and internationally, which will continue to require increased efforts of our management and other resources. To accommodate this growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

        We could be subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

        In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any liabilities as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have on occasion received notice of such claims from third parties, and we could be subject to such claims in the future. There can be no assurance that claims that may arise in the future can be amicably resolved, and it is possible that litigation could ensue. In addition, we may increasingly be subject to infringement claims as the number of our products increases. Since patent applications often are not disclosed until a patent issues, it is not possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products could also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify the customer against third-party claims for such infringement. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend, damage our reputation, result in substantial and unanticipated costs associated with litigation or require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

        We use specialized technologies and know-how to design, develop and manufacture our products. Our inability to protect our intellectual property could hurt our competitive position, harm our reputation and adversely affect our results of operations.

        We seek to protect our proprietary technology under United States and foreign laws affording protection for trade secrets, and seek United States and foreign patent, copyright and trademark protection of our products and developments where appropriate. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. While we own a small number of patents, we have not historically emphasized patents as a source of significant competitive advantage. We believe that while the protection afforded by trade secret, patent, copyright and trademark laws may provide some advantages, the competitive position of participants in our industry is largely determined by such factors as the technical and creative skills of their personnel, the frequency of their new product developments and their ability to anticipate and rapidly respond to evolving market requirements. To the extent that a competitor effectively uses its intellectual property portfolio, including patents, to prevent us from selling products that allegedly infringe such competitor's products, our operating results would be adversely affected.

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

        We generate a portion of our revenue from sales made by third parties, including our independent sales representatives and our distributor, and the failure to manage successfully our relationships with these third parties could cause our revenue to decline and harm our business.

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

        In August 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million. In October 2007, we entered into a strategic agreement with Northrop Grumman Space Technology sector to market a specified list of existing Velocium products worldwide, to license related technology and to assume the associated customer relationship, at a cost of $7.1 million. We also assumed the related customer relationships. We may make other acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

        Some of our revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. Additionally, the United States government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract.

        In connection with our United States government business, we are also subject to government review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time or could be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. Any such suspension or debarment or other sanction could have an adverse effect on our business.

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

        Dr. Ayasli, our founder and principal stockholder, controls approximately 38% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

        Dr. Yalcin Ayasli, our founder and a member of our board of directors, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 38% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

  •
  the election of our directors;

  •
  amendments to our certificate of incorporation or by-laws; and

  •
  approval of mergers, consolidations or the sale of all or substantially all our assets.

        Dr. Ayasli's significant ownership interest could adversely affect investors' perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

        We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

        As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. It may become more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

        If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

        We could be the subject of securities class action litigation due to future stock price volatility, which could divert management's attention and adversely affect our results of operations.

        The stock market in general, and market prices for the securities of technology companies like ours in particular, have experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business.

        Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company that stockholders may consider beneficial and may adversely affect the price of our stock.

        Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorizing the issuance of "blank check" preferred stock and establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote.

        Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporate Law may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock and could reduce the value of our company.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts in a 71,000 square foot building that we own. We occupy leased premises of approximately 13,000 square feet for our design center in Colorado Springs, Colorado; 4,000 square feet for our design center in Istanbul, Turkey; and 7,000 square feet for our design center in Ottawa, Ontario, Canada. We also occupy approximately 1,000 square feet or less in each case, for our sales offices in China, Germany, Korea, Sweden and the United Kingdom. In January 2008 we opened a sales office in Japan. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol HITT.

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$45.00	$31.59	$34.00	$22.43
Second Quarter	47.63	39.10	40.48	29.57
Third Quarter	46.24	37.22	46.94	32.74
Fourth Quarter	50.68	41.15	51.25	31.99

        As of December 31, 2007, our common stock was held by approximately 244 shareholders of record.

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

        We did not repurchase any shares of our common stock in 2007.

        For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among Hittite Microwave Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

    * $100 invested on 7/22/05 in stock or 6/30/05 in index—including reinvestment of dividends.

	7/05	7/05	8/05	9/05	10/05	11/05	12/05
Hittite Microwave Corporation	100.00	99.64	105.46	104.11	118.77	129.00	118.97
NASDAQ Composite	100.00	106.11	104.79	105.14	103.38	108.80	108.21
Philadelphia Semiconductor	100.00	107.63	105.63	105.05	98.53	110.77	109.04
	1/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06
Hittite Microwave Corporation	143.96	142.06	173.32	200.05	182.83	185.91	209.51	232.29	228.79	176.30	200.87	166.17
NASDAQ Composite	113.28	111.76	114.87	114.32	107.28	107.24	103.75	108.66	112.24	117.81	121.37	120.90
Philadelphia Semiconductor	109.02	105.08	102.71	106.72	96.46	94.89	89.42	98.27	100.55	99.79	103.05	100.45
	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
Hittite Microwave Corporation	178.82	215.63	206.53	232.29	209.00	219.69	206.79	217.84	226.99	258.35	222.06	245.55
NASDAQ Composite	123.25	120.70	121.15	126.16	130.53	130.56	127.90	130.19	136.55	144.43	133.98	133.43
Philadelphia Semiconductor	101.13	101.44	98.48	105.30	107.09	112.35	110.33	112.88	114.34	112.27	104.78	104.88

Item 6.    Selected Financial Data

        The following tables set forth selected financial data of our company for the last five fiscal years.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$156,412	$130,290	$80,677	$61,671	$42,033
Cost of revenue	45,363	35,398	25,715	22,670	16,823

Gross profit	111,049	94,892	54,962	39,001	25,210
Operating expenses:
Research and development	18,546	15,179	10,800	7,665	6,638
Sales and marketing	13,313	11,183	8,648	7,716	5,302
General and administrative	7,316	6,501	3,408	2,922	1,980
In-process research and development	—	—	1,778	—	—

Total operating expenses	39,175	32,863	24,634	18,303	13,920

Income from operations	71,874	62,029	30,328	20,698	11,290
Interest income	5,474	3,180	1,090	232	189
Interest expense	—	(30)	(54)	(87)	(187)
Other income, net	74	109	—	—	—

Income before income taxes	77,422	65,288	31,364	20,843	11,292
Provision for income taxes	26,184	22,598	10,286	7,429	4,070

Net income	51,238	42,690	21,078	13,414	7,222
Accretion on redeemable convertible preferred stock	—	—	944	1,525	1,412

Net income attributable to common stockholders	$51,238	$42,690	$20,134	$11,889	$5,810

Earnings per share attributable to common stockholders:
Basic	$1.67	$1.43	$0.76	$0.48	$0.24
Diluted	$1.64	$1.38	$0.71	$0.45	$0.23
Weighted average shares outstanding:
Basic	30,630	29,856	25,085	22,246	22,235
Diluted	31,263	30,882	26,822	23,707	22,739
Cash dividend declared and paid per common share	$—	$—	$1.36	$—	$—

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,735	$83,798	$40,559	$24,548	$20,221
Short-term available-for-sale investments	99,007	38,757	22,082	—	—
Working capital	192,530	142,133	70,762	32,991	25,684
Total assets	234,495	172,671	94,397	55,231	39,404
Long-term debt	—	—	213	579	945
Redeemable convertible preferred stock	—	—	—	20,591	19,065
Stockholders' equity	216,293	156,162	83,330	23,723	11,769

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our discussion and analysis of financial condition and results of operations contains "forward-looking" statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we "expect," "estimate," "believe," "are planning" or "plan to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below and in "Risk Factors." Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 23-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

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

  •
  In 1993, we began to transition our focus from government-sponsored research and development activities to the design, development and production of our own ICs, modules and subsystems. Our early products were custom MMICs designed for use in specific defense programs, such as radar applications.

  •
  In 1996, we published our first catalog, which contained 50 standard products, and began to expand our operations to support our growing commercial business. We also established a dedicated direct technical sales force to promote our emerging standard product line.

  •
  In 2001, we opened our first international sales office in the United Kingdom, and began to focus on expanding our international business. We have since opened sales and technical support offices in China, Germany, Korea and Sweden, to complement our United States offices. In February 2008, we announced the opening of our first office in Japan. In 2007, we derived 56% of our revenue from customers outside the United States.

  •
  In 2005, we established our first remote design center in Istanbul, Turkey.

  •
  In July 2005, we sold 3,375,000 shares of common stock in an initial public offering at $17.00 per share, for net proceeds, after the underwriting discount and offering costs, of $51,630,000. Related to the initial public offering, in July 2005, 1,288,628 shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of our common stock. In April 2005, our Board of Directors declared a cash dividend in the aggregate amount of $34,190,000, which was paid to those persons who were holders of record of our common stock and of our Series A preferred stock on June 24, 2005.

  •
  In August 2005, we acquired substantially all the assets and employees of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado.

  •
  In December 2006, we opened a design center in Ottawa, Ontario, Canada.

  •
  In 2007, we introduced the 12th annual edition of our product catalog. We currently offer more than 630 standard products in our catalog and many more custom products, spanning 16 product lines.

  •
  In October 2007, we entered into a strategic agreement with Northrop Grumman Space Technology sector to market a specified list of existing Velocium products worldwide, to license related technology and to assume the associated customer relationships, at a cost of $7.1 million.

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

        We sell our products to OEMs, that supply advanced electronic systems to commercial and military end users, and to these OEMs' contract manufacturers. In general, the decision to purchase our product is made by the OEM, which has designed our product into its system. In the event that we sell to an OEM's contract manufacturer, the contract manufacturer typically does not have discretion to replace our product with one from a different supplier.

        Our sales cycle varies substantially, ranging from a period of a month or less when a customer selects a standard product from our catalog or website, to as long as two years or more for custom products. In the sales process, our sales and application engineers work closely with the OEM customer to analyze the customer's system requirements and select an appropriate standard product or establish a technical specification for a custom product. In the case of a custom product, we also select a semiconductor process and foundry, and evaluate test wafers and finished components before manufacturing in commercial quantities can begin. Volume purchases of our products by an OEM customer, or its contract manufacturer, generally do not occur until the OEM customer has made the decision to begin production of the system incorporating our product. Our receipt of substantial revenue from sales of a product to an OEM customer depends on that customer's commercial success in manufacturing and selling its system incorporating our product. It may take several years for a newly introduced standard product to generate substantial revenue, if ever. However, the life cycles of our standard products tend to be lengthy.

        Although most of our revenue is derived from sales of our products, we also receive a small percentage of our revenue from customer-sponsored research and development activities. These activities range from pure research, in which we investigate IC design techniques on new semiconductor technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer's specifications.

        Cost of revenue.    Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, including occupancy and equipment costs, shipping costs, charges for inventory obsolescence and warranty obligations and amortization of certain intangible assets.

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

        Sales and marketing.    Sales and marketing expense consists primarily of personnel costs of our sales and marketing organization, sales commissions paid to independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel, related occupancy and equipment costs, amortization of certain intangible assets and other marketing costs.

        General and administrative.    General and administrative expense consists primarily of personnel costs of our executive management, finance, and other administrative staff, outside professional fees, related occupancy and equipment costs and other corporate expenses.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, stock-based compensation, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

        Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of our products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. For arrangements that involve multiple elements, we record revenue in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue earned on these arrangements is allocated among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. We maintain a reserve for potential returns or allowances on these sales. Returns and customer credits are infrequent and are recorded as a reduction to revenue. A portion of our sales are made to a distributor under an agreement that provides for limited product return privileges. As a result, we defer recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government or its subcontractors and some commercial customers is recorded under the provisions of the American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally, revenue from these contracts is recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Estimated revenue in excess of amounts billed are reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated profitability, including final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry. Although we did not record significant expense for excess or obsolete inventory in 2005, 2006 or 2007, the number of products we offer is increasing, which may expose us to increased inventory risk and may, in the future, require us to record higher expense for excess or obsolete inventory. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

        Business Combinations.    The purchase price of an acquisition accounted for as a purchase business combination is allocated to the tangible and intangible assets acquired based on their estimated fair values, with any amount in excess of such allocations designated as goodwill, in accordance with SFAS No. 141, "Business Combinations." Significant management judgment and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangibles. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangibles is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

        Long-lived assets.    We periodically evaluate our long-lived assets for potential impairment under Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

        If we believe that an indicator of potential impairment exists, we test to determine whether the impairment recognition criteria in SFAS No. 144 have been met. To analyze a potential impairment, we project undiscounted future cash flows over the remaining life of the asset or the primary asset in the asset group, using a probability-weighted multiple scenario approach, reflecting a range of possible outcomes. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset or asset group less any costs of disposition. Evaluating the impairment requires judgment by our management to estimate future operating results and cash flows. If different estimates were used, the amount and timing of asset impairments could be affected. We charge impairments of the long-lived assets to operations if our evaluations indicate that the carrying values of these assets are not fully recoverable.

        Warranty Obligations.    We accrue for warranty costs at the time revenue is recognized based on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we would increase our warranty accrual, which would adversely impact our gross margins.

        Stock-based compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values. Prior to January 1, 2006, no compensation cost was recognized in our consolidated financial statements for stock options issued under our stock-based compensation plans. Under both SFAS 123(R) and APB 25, compensation cost is recognized in the consolidated financial statements for grants of restricted stock to employees. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of each equity instrument. Total stock-based compensation cost was $4,087,000, $3,067,000 and $49,000 for 2007, 2006 and 2005, respectively. We have used the modified prospective method of transition. Accordingly, our results of operations and financial position for periods prior to January 1, 2006, have not been restated. See Note 14 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding our stock-based compensation.

        Income taxes.    We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related assets or liabilities are settled or the reported amount of the assets are recovered, hence giving rise to a deferred tax asset or liability. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets. Effective January 1, 2007, we adopted Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. The assessment of each tax position and the application of the measurement methodology of FIN 48 requires significant judgment. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits or the expiration of statutes of limitations, which may result in charges or credits to the provision for income taxes. See Note 15 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding FIN 48.

Factors and Trends That Affect Our Results of Operations

        In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

        Recent revenue growth.    Our revenue has grown rapidly in recent years. From 2003 to 2006, our revenue grew from $42.0 million to $130.3 million, representing a compound annual growth rate of 45.8%. From 2006 to 2007, our revenue increased 20.0% to $156.4 million. Over our 23-year history, we have experienced periods of relatively flat year-over-year growth, as in 2001 and 2002, as well as periods of rapid growth, as in the period from 2003 to 2007. The principal driver of our recent revenue growth has been increased sales of our standard products, which we believe are attributable primarily to the introduction of new products, which expanded the breadth and diversity of our standard product offerings, the growing market acceptance of the standard products we introduced in prior periods, and the expansion of our domestic and international sales efforts. Although we believe we have multiple opportunities for additional revenue growth and are planning our business accordingly, we do not expect our revenue will continue to grow at rates as high as those we have recently experienced. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. We also believe that to some extent a decline in the rate of growth of our revenue is inevitable, as, and if, our revenue continues to increase to higher levels. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced recently, and in establishing planned levels of operating expenses we have not assumed that they will do so.

        Gross margin.    One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. In the last three years our gross margins were 71.0% in 2007, 72.8% in 2006 and 68.1% in 2005. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

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

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and end markets. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 38.8% in 2007, 42.7% in 2006 and 42.8% in 2005. No single customer exceed 10% of our total revenue in 2007 or 2006. In 2005, sales to Boeing accounted for 16.0% of our revenue. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue.

        Challenges.    In pursuing the market opportunities before us, we face a number of challenges. Among the challenges that we think are most significant are the following:

  •
  Need for continued product and technology innovation.  We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us significant competitive advantage and have contributed significantly to our recent revenue growth. For example, the number of new standard catalog products we have introduced each year has increased from 80 in 2005 to 91 in 2006 and 152 in 2007, including 51 Velocium products. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

  •
  Need to meet customer demand for on-time delivery and high quality.  The success of our business also depends on our continued ability to supply our products on time and in quantities adequate to meet our customers' requirements, while maintaining the high standards of quality and reliability that our customers require. Our senior management spends a significant amount of its time on these key operational issues, and we devote substantial resources to maintain our sources of supply and to improve our manufacturing and quality control processes.

  •
  Need to continue to expand the diversity of our product lines, customer base, end markets and target applications.  The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand. For example, our revenue growth rate was largely flat in 2001 and 2002 as a result of a downturn in the telecommunications industry. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and end markets and the range of applications that our products address.

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

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue	$156,412	$130,290	$80,677
Cost of revenue	45,363	35,398	25,715

Gross profit	111,049	94,892	54,962
Operating expenses:
Research and development	18,546	15,179	10,800
Sales and marketing	13,313	11,183	8,648
General and administrative	7,316	6,501	3,408
In-process research and development	—	—	1,778

Total operating expenses	39,175	32,863	24,634

Income from operations	71,874	62,029	30,328
Interest income	5,474	3,180	1,090
Interest expense	—	(30)	(54)
Other income, net	74	109	—

Income before income taxes	77,422	65,288	31,364
Provision for income taxes	26,184	22,598	10,286

Net income	$51,238	$42,690	$21,078

	Years Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	29.0	27.2	31.9

Gross profit	71.0	72.8	68.1
Operating expenses:
Research and development	11.9	11.6	13.4
Sales and marketing	8.5	8.6	10.7
General and administrative	4.7	5.0	4.2
In-process research and development	—	—	2.2

Total operating expenses	25.0	25.2	30.5

Income from operations	46.0	47.6	37.6
Interest income	3.5	2.4	1.4
Interest expense	(0.0)	(0.0)	(0.1)
Other income, net	0.0	0.1	—

Income before income taxes	49.5	50.1	38.9
Provision for income taxes	16.7	17.3	12.7

Net income	32.8%	32.8%	26.1%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

        Revenue.    Our revenue increased $26.1 million, or 20.0%, to $156.4 million in 2007 from $130.3 million in 2006. The growth was primarily attributable to increased sales to the microwave and millimeterwave communications, cellular infrastructure and military markets, partially offset by a decrease in sales to the broadband market. Our sales growth was primarily due to the increased breadth of our product offerings and to increased market acceptance of the products we introduced in prior years. Additionally, we believe that the productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden, the United Kingdom and the United States, as well as our third-party sales representatives, contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 56.4% of our total revenue in 2007 compared with 54.4% in 2006.

        Cost of revenue and gross margin.    Our cost of revenue increased $10.0 million, or 28.2%, to $45.4 million in 2007, from $35.4 million in 2006, as a result of the increase in sales volume. Our gross margin decreased to 71.0% in 2007 from 72.8% in 2006. The decrease in gross margin was primarily attributable to an unfavorable change in product mix, including certain low margin government contracts, and an increase in higher volume orders, on which we offer higher discounts, partially offset by a decrease in direct production material costs.

        Research and development expense.    Research and development expense increased $3.4 million, or 22.2%, to $18.5 million in 2007, from $15.2 million in 2006, and represented 11.9% of our revenue in 2007 compared with 11.6% in 2006. The increase in our research and development expense was attributable to a $2.4 million increase in personnel costs, primarily associated with the growth of our engineering organization, a $0.6 million increase in depreciation and other equipment expense and a $0.4 million increase in other expenses. Costs associated with our Ottawa, Ontario, Canada design center, which opened in late December 2006, contributed to the increase in total expense. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

        Sales and marketing expense.    Sales and marketing expense increased $2.1 million, or 19.0%, to $13.3 million in 2007, from $11.2 million in 2006, and represented 8.5% of our revenue in 2007 compared with 8.6% in 2006. The increase in our sales and marketing expense was primarily attributable to a $1.2 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, a $0.4 million increase in travel costs, a $0.2 million increase in third-party commissions and a $0.3 million net increase in other costs. In addition, 2007 includes $0.2 million of intangible asset amortization related to the Velocium strategic agreement. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities, include a full year of amortization for the Velocium strategic agreement and, to the extent that our revenue increases, pay additional commissions.

        General and administrative expense.    General and administrative expense increased $0.8 million, or 12.5%, to $7.3 million in 2007, from $6.5 million in 2006 and represented 4.7% of our revenue in 2007 compared with 5.0% in 2006. The increase in our general and administrative expense was primarily attributable to a $0.9 million increase in personnel costs associated with the growth of our organization and a $0.1 million net increase in other costs, partially offset by a $0.2 million decrease in professional fees. We expect general and administrative expense will increase as a result of additional personnel and other costs necessary to support the growth of our business.

        Interest income.    Interest income was $5.5 million in 2007 compared to $3.2 million in 2006. The increase in interest income was primarily attributable to an increase in our cash and investments balances.

        Provision for income taxes.    Our provision for income taxes increased $3.6 million, to $26.2 million in 2007, from $22.6 million in 2006, representing an effective tax rate of 33.8% in 2007 and 34.6% in 2006. The effective tax rate decreased primarily as a result of the increase in our tax-exempt interest income and the elected tax treatment for certain federal and state deductions and incentives provided for under the American Jobs Creation Act of 2004, partially offset by the expiration of the extraterritorial income exclusion.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

        Revenue.    Our revenue increased $49.6 million, or 61.5%, to $130.3 million in 2006 from $80.7 million in 2005. This growth in revenue was attributable to increased sales to customers of both our standard and custom products, primarily to the microwave and millimeterwave communications, cellular infrastructure, broadband and military end markets, which we believe is attributable to the increased breadth of our product offering and the market acceptance of products which we introduced in prior years. We believe that the increased productivity and effectiveness of our worldwide sales organization, including our sales offices in China, Germany, Korea, Sweden and the United Kingdom, as well as our third-party sales representatives, also contributed to our revenue growth. Revenue from sales to customers outside the United States accounted for 54.4% of our total revenue in 2006 compared with 46.3% in 2005.

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

        Sales and marketing expense.    Sales and marketing expense increased $2.6 million, or 29.3%, to $11.2 million in 2006, from $8.6 million in 2005, and represented 8.6% of our revenue in 2006 compared with 10.7% in 2005. The increase in our sales and marketing expense was primarily attributable to a $1.1 million increase in third-party commissions, a $1.1 million increase in personnel costs associated with the expansion of our worldwide direct sales and marketing organization and the cost of equity compensation expense related to the implementation of SFAS 123(R), and a $0.4 million increase in other costs.

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

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 31, 2007 consisted of our cash and cash equivalents of $65.7 million, short-term available-for-sale investments of $99.0 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of December 31, 2007.

        For the year ended December 31, 2007, cash provided by our operations was $53.3 million, of which the principal components were our net income of $51.2 million and non-cash charges of $9.8 million, partially offset by a net increase in deferred taxes of $1.0 million and a net increase in operating assets and liabilities of $6.8 million. The increase in net operating assets and liabilities includes increases in accounts receivable of $3.8 million and inventories of $3.8 million, due to the growth of our business, and an increase in other net operating assets of $1.5 million, partially offset by an increase in accounts payable and accrued expenses of $2.4 million, due to the growth of our business and the timing of disbursements.

        We invested $8.9 million in the purchase of capital equipment in 2007, primarily for engineering and production equipment, as well as engineering design software. We invested $243.7 million in short-term available-for-sale investments and received $183.5 million in proceeds from the sales and maturities of such securities in the normal course of business.

        In October 2007, we entered into a strategic agreement with Northrop Grumman Space Technology sector to market a specified list of existing Velocium products worldwide, to license related technology and to assume the associated customer relationships, at a cost of $7.1 million.

        During 2007, we received $2.7 million from the exercise of stock options and $1.8 million from the tax benefit related to these exercises.

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

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, and long-term production contracts that require longer than 12 months to perform. At December 31, 2007, our backlog was $36.5 million, compared to $34.6 million at December 31, 2006.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. We adopted FIN 48 effective January 1, 2007. The impact of FIN 48 is described in Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands the related disclosure requirements. SFAS 157 will be effective for us on January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. We do not believe that the adoption of SFAS 141R will have a material effect on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for us on January 1, 2009. We do not believe that the adoption of SFAS 160 will have a material effect on our financial position or results of operations.

Contractual Obligations

        At December 31, 2007, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,924	$558	$878	$488	$—

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents, any outstanding debt and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

        Interest rate risk.    The primary objectives of our investment policy are to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash, cash equivalents and short term investments, consisting primarily of bank deposits, money market funds and highly rated, short-term government and commercial securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. A 100 basis point change in interest rates would alter income before income taxes by approximately $1.6 million, based on our invested balances as of December 31, 2007.

        Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At December 31, 2007, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the prime rate would have a material impact on our financial position or results of operations.

        Foreign currency risk.    To date, our international customer agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency in each of our foreign operations is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders' equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 8.    Financial Statements and Supplementary Data

        This information is incorporated by reference from pages F-1 through F-25 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding directors set forth under the caption "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 29, 2008 (the "Definitive Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The information set forth under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," and "Compensation Committee Report" appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Equity Compensation Plan Information" and "Information about Common Stock Ownership" appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information set forth under the caption "Certain Relationships and Related Transactions" appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information set forth under the caption "Principal Accountant Fees and Services" appearing in our Definitive Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-25):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2007 and 2006

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

  •
  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the "2005 Report on Form 8-K").
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the 2005 Report on Form 8-K).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).
*10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).
*10.3	Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.4	2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).

10.5	Registration Rights Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation, Dr. Yalcin Ayasli and the holders of Hittite Microwave Corporation's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-124664).
10.7	Equipment and Commercial Revolving Line of Credit Agreement, dated September 30, 2001, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-124664)
10.8	Security Agreement, dated September 30, 2001, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-124664).
10.9	First Amendment to Equipment and Commercial Revolving Line of Credit Agreement and Ratification of Loan Documents, dated June 25, 2003, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-124664).
10.10	Second Amendment to Equipment and Commercial Revolving Line of Credit Agreement and Ratification of Loan Documents, dated July 7, 2004, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-124664).
10.11	Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Cosmo Trapani (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-124664).
10.12	Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Bruce Evans (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-124664).
10.14	Noncompete Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Dr. Yalcin Ayasli (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-124664).
10.15	Noncompete Agreement, dated April 5, 2002, by and between Hittite Microwave Corporation and Norm Hildreth (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-124664).
10.16	Non-solicitation Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Stephen G. Daly (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-124664).
10.17	Non-solicitation Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Michael J. Koechlin (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, File No. 333-124664).
10.18	Proprietary Information, Confidentiality and Inventions Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Dr. Yalcin Ayasli (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-124664).
10.19	Proprietary Information, Confidentiality and Inventions Agreement, dated June 17, 1996, by and between Hittite Microwave Corporation and Stephen Daly (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-124664).
10.20	Proprietary Information, Confidentiality and Inventions Agreement, dated February 18, 1992, by and between Hittite Microwave Corporation and Norm G. Hildreth (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-124664).
10.21	Proprietary Information, Confidentiality and Inventions Agreement, dated December 13, 1999, by and between Hittite Microwave Corporation and Michael Koechlin (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-124664).

10.22	Noncompete Agreement, dated March 1, 2001, by and between Hittite Microwave Corporation and William Boecke (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, File No. 333-124664).
10.23	Proprietary Information, Confidentiality and Inventions Agreement, dated March 1, 2001, by and between Hittite Microwave Corporation and William Boecke (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-124664).
10.24	Proprietary Information, Confidentiality and Inventions Agreement, dated May 4, 2004, by and between Hittite Microwave Corporation and Brian J. Jablonski (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-51448).
*10.25	Non-employee director compensation plan (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51448)
10.26	Amended and Restated Credit Agreement dated July 31, 2006 by and between the Company and Citizens Bank of Massachusetts (schedules omitted), and Revolving Credit Note dated July 31, 2006 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51448)
10.27	Proprietary Information, Confidentiality and Inventions Agreement, dated December 1, 2006, by and between Hittite Microwave Corporation and Michael A. Olson.
10.28	First Amendment to Amended and Restated Credit Agreement and Ratification of Loan Documents dated August 31, 2007.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2008.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. DALY Stephen G. Daly	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ YALCIN AYASLI Yalcin Ayasli	Founder, Director and Chairman Emeritus	February 28, 2008
/s/ BRUCE R. EVANS Bruce R. Evans	Director	February 28, 2008
/s/ RICK D. HESS Rick D. Hess	Director	February 28, 2008
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 28, 2008
/s/ FRANKLIN WEIGOLD Franklin Weigold	Director	February 28, 2008

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2008

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$65,735	$83,798
Available-for-sale investments	99,007	38,757
Accounts receivable, net of allowance for doubtful accounts of $236 and $283, respectively	22,253	18,603
Inventories	14,129	10,950
Deferred costs	242	407
Income taxes receivable	1,072	—
Prepaid expenses and other current assets	677	1,208
Deferred taxes	4,281	4,028

Total current assets	207,396	157,751
Property and equipment, net	18,824	14,478
Other assets	8,275	442

Total assets	$234,495	$172,671

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,647	$1,479
Accrued commissions	1,225	1,065
Accrued payroll and benefits	2,382	1,981
Accrued other expenses	2,514	1,840
Customer advances	1,598	2,362
Deferred revenue	4,500	3,389
Income taxes payable	—	3,502

Total current liabilities	14,866	15,618
Long-term taxes payable	3,180	—
Deferred taxes	156	891

Total liabilities	18,202	16,509

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,076 and 30,707 shares issued and outstanding at December 31, 2007 and 2006, respectively	311	307
Additional paid-in capital	112,291	103,644
Accumulated other comprehensive income	551	157
Retained earnings	103,140	52,054

Total stockholders' equity	216,293	156,162

Total liabilities and stockholders' equity	$234,495	$172,671

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenue	$156,412	$130,290	$80,677
Cost of revenue	45,363	35,398	25,715

Gross profit	111,049	94,892	54,962

Operating expenses:
Research and development	18,546	15,179	10,800
Sales and marketing	13,313	11,183	8,648
General and administrative	7,316	6,501	3,408
In-process research and development	—	—	1,778

Total operating expenses	39,175	32,863	24,634

Income from operations	71,874	62,029	30,328
Interest income	5,474	3,180	1,090
Interest expense	—	(30)	(54)
Other income, net	74	109	—

Income before income taxes	77,422	65,288	31,364
Provision for income taxes	26,184	22,598	10,286

Net income	51,238	42,690	21,078
Accretion on redeemable convertible preferred stock	—	—	944

Net income attributable to common stockholders	$51,238	$42,690	$20,134

Earnings per share attributable to common stockholders:
Basic	$1.67	$1.43	$0.76
Diluted	$1.64	$1.38	$0.71
Weighted average shares outstanding:
Basic	30,630	29,856	25,085
Diluted	31,263	30,882	26,822

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Compensation	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	22,325	$223			$23	$57		$23,420	$23,723
Exercise of stock options	454	5			645				650
Foreign currency translation						(102)			(102)	$(102)
Accretion on redeemable convertible preferred stock								(944)	(944)
Net income								21,078	21,078	21,078
Dividend declared and paid								(34,190)	(34,190)
Initial public offering of common stock	3,375	34			51,596				51,630
Conversion of redeemable convertible preferred stock	2,415	24			21,510				21,534
Issuance of restricted common stock, net of forfeitures	115	1	(3)		1,614		$(1,615)		—
Amortization of deferred compensation on restricted common stock							49		49
Purchase of common stock			(9)	$(95)					(95)
Unrealized losses on available-for-sale investments, net of tax						(3)			(3)	(3)

Comprehensive income										$20,973

Balance, December 31, 2005	28,684	287	(12)	(95)	75,388	(48)	(1,566)	9,364	83,330
Exercise of stock options	1,866	19			9,485				9,504
Foreign currency translation						202			202	202
Stock-based compensation expense					3,067				3,067
Net income								42,690	42,690	42,690
Excess income tax benefit related to stock-based compensation plans					17,326				17,326
Treasury stock returned to unissued	(25)	—	25	95	(95)				—
Issuance of restricted and unrestricted common stock under stock plan, net of forfeitures	182	1	(13)		39				40
Reclassification of deferred compensation upon adoption of SFAS 123(R)					(1,566)		1,566		—
Unrealized losses on available-for-sale investments, net of tax						3			3	3

Comprehensive income										$42,895

Balance, December 31, 2006	30,707	307	—	—	103,644	157	—	52,054	156,162
Exercise of stock options	276	3			2,731				2,734
Foreign currency translation						394			394	394
Stock-based compensation expense					4,087				4,087
Net income								51,238	51,238	51,238
Excess income tax benefit related to stock-based compensation plans					1,830				1,830
Issuance of restricted common stock under stock plan, net of forfeitures	93	1			(1)				—
Reduction in retained earnings upon the adoption of FIN 48								(152)	(152)

Comprehensive income										$51,632

Balance, December 31, 2007	31,076	$311	—	$—	$112,291	$551	$—	$103,140	$216,293

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$51,238	$42,690	$21,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,744	3,847	3,485
Amortization	261	125	52
Provision for doubtful accounts	28	67	—
Provision for inventory obsolescence	655	270	220
Deferred taxes	(987)	(2,075)	(1,344)
Stock-based compensation	4,087	3,067	49
In-process research and development	—	—	1,778
Changes in operating assets and liabilities:
Accounts receivable	(3,843)	(8,735)	380
Inventory	(3,835)	(6,342)	341
Deferred costs	164	(124)	(8)
Other assets	(419)	(632)	(196)
Deferred revenue and customer advances	347	2,736	25
Accounts payable	1,168	189	(963)
Accrued expenses	1,208	1,100	908
Income taxes	(1,553)	2,236	612

Net cash provided by operating activities	53,263	38,419	26,417

Cash flows from investing activities:
Purchases of property and equipment	(8,878)	(4,899)	(3,429)
Purchases of available-for-sale investments	(243,742)	(67,133)	(22,085)
Sales and maturities of available-for-sale investments	183,492	50,459	—
Purchase of Velocium intangible assets	(7,080)	—	—
Acquisition of Q-Dot	—	—	(2,469)
Other investing activities	—	(15)	(30)

Net cash used in investing activities	(76,208)	(21,588)	(28,013)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	—	—	51,630
Dividend paid	—	—	(34,190)
Purchase of company common stock	—	—	(95)
Repayment of note payable	—	(579)	(366)
Proceeds from exercise of stock options	2,734	9,504	650
Excess income tax benefit related to stock-based compensation plans	1,830	17,326	—
Other financing activities	—	39	—

Net cash provided by financing activities	4,564	26,290	17,629

Effect of exchange rate changes on cash and cash equivalents	318	118	(22)

Net increase (decrease) in cash and cash equivalents	(18,063)	43,239	16,011
Cash and cash equivalents, beginning of year	83,798	40,559	24,548

Cash and cash equivalents, end of year	$65,735	$83,798	$40,559

Supplemental cash flow information:
Cash paid for interest	$—	$30	$46
Cash paid for taxes	27,628	5,424	10,726

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules and subsystems for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and end markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space, and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company is headquartered and has its primary design and manufacturing center in Chelmsford, MA. In addition, the Company operates design centers in Colorado Springs, CO, Istanbul, Turkey, and Ottawa, Ontario, Canada, and has sales offices in China, Germany, Korea, Sweden and the United Kingdom.

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

Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of the Company's products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. For arrangements that involve multiple elements, the Company records revenue in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue earned on these arrangements is allocated among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. The Company maintains a reserve for potential returns or allowances on these sales. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government or its subcontractors and some commercial customers is recorded under the provisions of the American Institute of Certified Public

Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally, revenue from these contracts is recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Estimated earnings in excess of amounts billed are reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated profitability, including final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

Cash, Cash Equivalents and Available-for-Sale Investments

        Cash equivalents include money market funds, as well as highly rated government and commercial securities with maturities of three months or less at the time of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

        Available-for-sale investments include highly rated government and commercial securities with maturities of 180 days or less, and are carried at market value, based on quoted market prices. Unrealized gains and losses, net of related tax effects, are included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains, realized losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in interest income.

        Available-for-sale investments at December 31, 2007 and December 31, 2006 consisted primarily of U.S. municipal securities and had amortized cost and market value of $99,007,000 and $38,757,000, respectively. There were no realized gains or losses during the years presented.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2004	$396
Provision	—
Utilization	(152)

Balance at December 31, 2005	244
Provision	67
Utilization	(28)

Balance at December 31, 2006	283
Provision	28
Utilization	(75)

Balance at December 31, 2007	$236

Inventories

        Inventory is stated at the lower of cost (first-in, first-out method) or market value and includes materials, labor and manufacturing overhead. The Company reviews the inventory and compares product costs with current market value and writes down any costs in excess of current market value to its net realizable value. Once the company has written down inventory to its estimated net realizable value, the carrying value is not changed due to subsequent changes in demand forecasts.

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2004	$1,617
Provision	220
Utilization	(126)

Balance at December 31, 2005	1,711
Provision	270
Utilization	(205)

Balance at December 31, 2006	1,776
Provision	655
Utilization	(226)

Balance at December 31, 2007	$2,205

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method applied over the estimated useful lives of the assets, which are generally as follows: machinery and equipment, three to five years; furniture and fixtures, five years; vehicles, five years; and building, building improvements, and related specialty assets, seven to 30 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets.

        Cost of additions and improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired, the related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

Long-Lived Assets

        Goodwill is carried at cost. The Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that it may be impaired. No impairment resulted from this evaluation in the years presented.

        Intangible assets other than goodwill are carried at cost less accumulated amortization. The Company's intangible assets are being amortized over their respective useful lives of five years. The Company evaluates the recovery of these assets whenever there is an indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value.

        An impairment review of goodwill or other long-lived assets could be prompted by significant changes in the manner in which the Company uses the asset, negative industry or economic trends or underperformance relative to projected operating results.

Accounting for Stock-Based Compensation

        Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under the intrinsic value method of APB 25, when the exercise price of an employee stock award equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in the statement of operations. Compensation expense under APB 25 was recognized as a result of the issuance of restricted stock, and if stock options were granted with an exercise price below fair market value on the date of grant. Additionally, the Company provided the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee and director stock options, to be recognized as compensation cost in the consolidated financial statements based on their fair values.

        The Company has used the modified prospective method of transition. Accordingly, the financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Compensation cost recognized in periods subsequent to January 1, 2006 includes all share-based payments granted prior to, but not yet vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to that date, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Foreign Currency Translation

        The Company has determined that the functional currency of each foreign operation is the respective local currency. Transactions in a foreign currency are recorded at the rate of exchange on the date of the transaction. Assets and liabilities at year-end are translated at the rate of exchange in effect at the period-end. Revenue and expenses are translated at average rates of exchange in effect during the period. Translation gains or losses are included as a component of accumulated other comprehensive income in stockholders' equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency in other than the functional currency are included in the results of operations as incurred. Such transaction gains and losses were not material for the periods presented.

Fair Value of Financial Instruments

        The carrying amounts in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Available-for-sale investments are carried at fair value, based on quoted market prices.

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income. Accumulated other comprehensive income consisted of $551,000 and $157,000 in cumulative foreign currency translation adjustments as of December 31, 2007 and 2006, respectively.

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

Earnings Per Share

        Basic and diluted net income per share attributable to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share," and related interpretation EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128." Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income attributable to common stockholders excludes accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the Series A Preferred Stock. Diluted net income per share assumes the conversion of the Series A Preferred Stock using the "if converted" method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash, cash equivalents and available-for-sale investments with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2007 and 2006, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through a distributor. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 38.8% in 2007, 42.7% in 2006 and 42.8% in 2005.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. There were no customers that accounted for 10% or more of the Company's outstanding accounts receivable balance at December 31, 2007. One customer accounted for 10% of the Company's outstanding accounts receivable balance at December 31, 2006.

        The Company typically relies on a single foundry for the production of the semiconductor wafers used in a particular product. The Company also relies on a small number of subcontractors, primarily in Asia, to package some of its products, particularly those that utilize standard plastic packages. Reliance on these vendors involves several risks, including reduced control over the Company's manufacturing costs, delivery times, reliability and process quality, which can adversely affect product quality, and the possible misappropriation of the Company's technology. Any of these factors could adversely effect the Company's results of operations or financial condition.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred assets will not be realized.

        The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

(FIN 48), which the Company adopted effective January 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit.

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees, and other related costs. During the years ended December 31, 2007, 2006 and 2005, the Company incurred $7,597,000, $4,500,000 and $1,573,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. The Company adopted FIN 48 effective January 1, 2007. The impact of FIN 48 is described in Note 15.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands the related disclosure requirements. SFAS 157 will be effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material effect on its financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be effective for the Company on January 1, 2009. The Company does not believe that the adoption of SFAS 141R will have a material effect on its financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for the Company on January 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its financial position or results of operations.

3.     Acquisition

        On August 30, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate cash purchase price of $2,469,000, including acquisition costs and $138,000 for the repayment of certain lease obligations. Q-Dot was a analog and mixed-signal research and development company with high speed data acquisition, integrated circuit and system design expertise. The acquisition provided the Company with an integrated circuit portfolio and design capability in direct digital synthesis (DDS), analog-to-digital converters (ADC) and digital-to-analog converters (DAC), to be integrated into the Company's long-term product strategy.

        This acquisition was accounted for using the purchase method of accounting. Accordingly, Q-Dot's operating results have been included from the date of acquisition. The allocation of the purchase price was based on the estimated fair value of the acquired net assets and in-process research and development. The purchase price exceeded the estimated fair value of the acquired net assets and in-process research and development, resulting in $289,000 of goodwill, which is included in other assets in the accompanying consolidated balance sheets. In accordance with SFAS 141, "Business Combinations," no amortization is recorded on this goodwill in the accompanying statements of operations; however, it is amortized over 15 years for federal tax purposes.

        The Company's results of operations for 2005 include a $1,778,000 charge for acquired in-process research and development, representing the estimated fair value of Q-Dot's in-process research and development projects in the areas of DDS, ADC and DAC. These projects were valued using the income approach, based on estimated after-tax cash flows discounted at rates of 25-40%, based on the stage of completion and remaining risks, and an estimated $2.6 million of costs to complete these projects through the end of 2008. The Company estimated that these projects were 20-65% complete at the time of the acquisition.

        The $2,469,000 purchase price was allocated as follows (in thousands):

Fixed assets	$249
Other assets	227
Current liabilities	(74)

Net tangible assets acquired	402
In-process research and development	1,778
Goodwill	289

$2,469

        Pro forma results of operations are not presented because the results of Q-Dot prior to the acquisition date are not material.

4.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2007	2006
	(in thousands)
Commercial:
Billed	$18,087	$15,937
Unbilled	180	33
U.S. government:
Billed	2,019	2,130
Unbilled	2,007	675
Retainage	196	111

	22,489	18,886
Less: Allowance for doubtful accounts	236	283

Net accounts receivable	$22,253	$18,603

5.     Inventories

        Net inventories consist of the following:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$6,983	$4,649
Work in process	4,208	3,659
Finished goods	2,938	2,642

	$14,129	$10,950

6.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land and building	$6,208	$5,814
Machinery and equipment	35,654	27,590
Furniture and fixtures	674	519
Vehicles	36	36

	42,572	33,959
Less: Accumulated depreciation and amortization	23,748	19,481

Net property and equipment	$18,824	$14,478

        Depreciation and amortization expense related to the Company's property and equipment was $4,744,000, $3,847,000 and $3,485,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

7.     Intangible Assets

        On October 17, 2007, the Company entered into a strategic agreement with Northrop Grumman Space Technology sector to market a specified list of existing Velocium products worldwide, to license related technology and to assume the associated customer relationships, at a cost of $7,080,000. The Company recognized and measured the intangible assets associated with this agreement at their respective fair values in accordance with SFAS 142, "Goodwill and Other Intangible Assets."

        The Company's intangible assets, all of which relate to the Velocium strategic agreement and are included in other assets in the accompanying consolidated balance sheets, consist of the following at December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$2,711	$(90)	$2,621
Non-compete agreement	2,800	(93)	2,707
Customer relationships	1,569	(53)	1,516

Total intangible assets, net	$7,080	$(236)	$6,844

        The Company held no intangible assets at December 31, 2006.

        The Company's intangible assets are being amortized over their original estimated useful lives of 5 years. Amortization expense associated with these assets was $236,000, $0 and $0 in 2007, 2006 and 2005, respectively. Of the 2007 amortization, $146,000 is included in the accompanying consolidated statements of operations as sales and marketing expense and $90,000 is included as cost of revenue. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $1,416,000, $1,416,000, $1,416,000, $1,416,000, and $1,180,000 for the years 2008, 2009, 2010, 2011 and 2012, respectively.

8.     Lines of Credit

        The Company has a revolving line of credit (the "Revolving Line"), providing for a maximum availability of $30,000,000. Borrowings under the Revolving Line are due on demand and bear interest at variable rate of prime or LIBOR plus 1.0%. As of December 31, 2007, there were no drawdowns on this line of credit. Financial covenants under this agreement include tangible net worth levels and debt service requirements. At December 31, 2007, the Company was in compliance with all covenants under this agreement.

9.     Long-Term Debt

        The Company had a term note agreement with a bank requiring monthly principal payments of $30,000. At December 31, 2005, a term note bearing interest at 5.4% per annum was outstanding under this agreement, with an amount due of $579,000. In 2006, this amount was repaid and the term note agreement was terminated.

10.   Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2007 (in thousands):

2008	$558
2009	472
2010	406
2011	366
2012	122
Later years	—

$1,924

        Rental expense during the years ended December 31, 2007, 2006 and 2005 was $878,000, $665,000 and $405,000, respectively.

Guarantees and Indemnifications

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to certain of its directors. The Company has not been subject to any material liabilities under such provisions and believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of December 31, 2007 and 2006.

Product Warranties

        The Company provides product warranties in conjunction with certain product sales. Generally, product sales are accompanied by a one-year warranty period. These warranties cover factors such as nonconformance to specifications and defects in material and workmanship. Estimated warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered multiplied by the average of historical monthly warranty costs, as well as any additional amounts for major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$112	$82	60
Addition for new warranties	76	86	50
Deductions for payments made	(44)	(56)	(28)

Balance at end of year	$144	$112	$82

11.   Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Under the terms of the plan, the Company matches 100% of the participants' contributions up to 10% of compensation. The Company may also make discretionary contributions. In 2007, 2006 and 2005, employer contributions were $1,877,000, $1,363,000 and $1,016,000, respectively.

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

        The Series A preferred stock was to automatically convert immediately upon the closing of the Company's first underwritten public offering, subject to certain conditions. Alternatively, each share of preferred stock, at the option of the holder, was convertible into a number of fully paid shares of common stock as determined by dividing the preferred stock issue price by the conversion price in effect at that time.

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

        In addition, each share of preferred stock could have been redeemed for cash on or after November 20, 2005 at an amount equal to the original purchase price plus accumulated and unpaid dividends, at the option of the holders of a majority of the then outstanding shares of Series A preferred stock. Related to the Company's initial public offering, in July 2005, all of the shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of the Company's common stock, such amount reflecting the 1.874-to-one stock split of the Company's common stock, effected in June 2005. No accumulated dividends were paid.

        A summary of activity in the Series A redeemable convertible preferred stock for the year ended December 31, 2005 is as follows:

	Shares	Redemption Value
Balance at December 31, 2004	1,288,628	$20,590,722
Accretion of Series A preferred stock dividends		943,187
Conversion of Series A preferred stock to common stock	(1,288,628)	(21,533,909)

Balance at December 31, 2005	—	$—

13.   Stockholders' Equity

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company's Board of Directors.

        The Company has 5,000,000 shares of authorized but unissued, $.01 par value preferred stock. These shares may be issued upon approval of the Board of Directors, without stockholder approval, in one or more series, each of the series to have whatever rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, that the Board of Directors may determine. The rights of the holders of common stock may be adversely affected by the rights of holders of any such preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for others to acquire, or of discouraging others from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has not issued, and has no current plans to issue, any shares of this preferred stock.

Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2007	2006	2005
	(in thousands, except per share data)
Basic earnings per share
Net income	$51,238	$42,690	$21,078
Accretion on redeemable convertible preferred stock	—	—	(944)
Amount allocated to preferred stockholders	—	—	(1,042)

Net income attributable to common stockholders—basic	$51,238	$42,690	$19,092

Weighted average common shares outstanding	30,630	29,856	25,085

Basic earnings per share	$1.67	$1.43	$0.76

Diluted earnings per share
Net income	$51,238	$42,690	$21,078
Accretion on redeemable convertible preferred stock	—	—	(944)
Amount allocated to preferred stockholders	—	—	(1,042)

Net income attributable to common stockholders—diluted	$51,238	$42,690	$19,092

Weighted average common shares outstanding	30,630	29,856	25,085
Assumed exercise of stock options	633	1,026	1,737

Adjusted weighted average shares—diluted	31,263	30,882	26,822

Diluted earnings per share	$1.64	$1.38	$0.71

        Net income, after deduction for accreted dividends on preferred stock, has been allocated to the common and preferred stock based on their respective rights to share in dividends. In July 2005, the Company's 1,288,628 shares of Series A redeemable convertible preferred stock were converted into 2,414,887 shares of the Company's common stock. Prior to such conversion, the preferred stock was not included in the calculation of diluted EPS under the if-converted method because to do so would have been antidilutive.

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

14.   Stock-Based Compensation Plans

        The Company had a 1996 Stock Plan (the "1996 Plan"), pursuant to which the Company was authorized to grant to employees, directors and consultants of the Company stock options to purchase up to 3,748,000 shares of common stock. The maximum allowable term of options granted under the 1996 Plan was ten years from the date of grant. On January 2, 2006, the 1996 Plan expired by its terms, such that no further awards may be granted under the 1996 Plan.

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. No maximum term is set by the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2007 is 5,153,500. A maximum of 6,559,000 shares of common stock may be issued under the 2005 Plan, giving effect to the maximum annual increase in each year through 2010.

        Under the 2005 plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant, as determined by the Board of Directors. Nonqualified stock options may be granted at a price not less than fair market value. Incentive stock options granted to a shareholder who at the time of the grant owns, directly or indirectly, stock representing more than 10% of the voting power of the Company's common stock, may not have a term exceeding five years from the date of grant. Additionally, the exercise price of such incentive stock options shall not be less than 110% of the fair value of the common stock on the date of grant. Substantially all options currently outstanding under both plans vest over a period of five years.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield.

        No options were granted in 2007. The fair value of each option grant in 2006 and 2005 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2006	2005
Expected option term (a)	5.3 years	4.6 years
Expected volatility factor (b)	50.0%	60.0%
Risk-free interest rate (c)	4.7%	3.7-4.4%
Dividend yield	0.0%	0.0%

(a)
The expected term is the number of years that the Company estimates, based on historical experience of exercises and forfeitures, as well as other factors, that options will be outstanding prior to exercise. All options outstanding as of December 31, 2007 had a contractual term of 10 years.

(b)
The Company has estimated volatility for options granted subsequent to its July 2005 initial public offering based on the historical volatility for a group of companies believed to be a representative peer group. The Company did not use the historical volatility of its own common stock from the period subsequent to its initial public offering in determining its expected volatility.

(c)
The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2007	2006	2005
Cost of revenue	$1,117	$827	$9
Research and development	1,039	817	23
Sales and marketing	764	744	11
General and administrative	1,167	679	6

Stock-based compensation expense	$4,087	$3,067	$49

        Stock-based compensation cost for 2007 includes $2,550,000 related to stock options and $1,537,000 related to restricted stock. Stock-based compensation cost for 2006 includes $2,248,000 related to stock options, $628,000 related to restricted stock and $191,000 related to unrestricted stock. Due to the adoption of SFAS 123(R), income before income taxes for 2006 was reduced by $2,248,000, and net income was reduced by $1,469,000. In addition, SFAS 123(R) required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be reclassified to additional paid-in capital. As of December 31, 2005, there was a balance of $1,566,000 of such deferred compensation that was netted against additional paid-in capital on January 1, 2006.

        Stock-based compensation cost for 2005 relates entirely to restricted stock, recorded under APB 25.

        In accordance with FASB Emerging Issues Task Force Topic D-32, "Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations," the Company has elected to recognize any excess income tax benefits from stock-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

        The following table illustrates the effects on net income and earnings per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards. In accordance with SFAS 123(R), stock options accounted for under the minimum value method have been excluded from this pro forma calculation.

2005
(in thousands, except per share data)
Net income attributable to common stockholders:
As reported	$20,134
Add: Stock-based compensation expense included in reported net income, net of tax	33
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(575)

Pro forma net income attributable to common stockholders	$19,592

Basic earnings per share attributable to common shareholders—as reported	$0.76
Basic earnings per share attributable to common shareholders—pro forma	$0.74
Diluted earnings per share attributable to common shareholders—as reported	$0.71
Diluted earnings per share attributable to common shareholders—pro forma	$0.69

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,745,410	$4.53
Options granted	1,374,021	17.26
Options exercised	(454,248)	1.43
Options forfeited / cancelled	(39,370)	14.22

Outstanding at December 31, 2005	3,625,813	9.63
Options granted	36,244	30.81
Options exercised	(1,866,291)	5.09
Options forfeited / cancelled	(68,843)	17.09

Outstanding at December 31, 2006	1,726,923	14.49
Options granted	—
Options exercised	(275,755)	9.91
Options forfeited / cancelled	(30,000)	17.00

Outstanding at December 31, 2007	1,421,168	15.32	6.89	$46,100,000

Exercisable at December 31, 2007	214,140	6.33	3.50	8,873,000

        The weighted average grant date fair value of stock options granted was $6.92 and $15.62 during 2005 and 2006, respectively. No options were granted in 2007.

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $5,421,000, $50,850,000 and $9,085,000 during 2005, 2006 and 2007, respectively. As of December 31, 2007, total compensation cost not yet recognized related to stock options was $5,641,000, which is expected to be recognized over a weighted-average period of 2.6 years.

        SFAS 123(R) requires cash flows resulting from the excess tax benefit associated with the exercise of stock options to be classified as financing activities. As a result of adopting SFAS 123(R), $1,830,000 and $17,326,000 of such tax benefits for the years ended December 31, 2007 and 2006, respectively, have been classified as a financing cash inflow.

        The following table summarizes information about the Company's stock options outstanding at December 31, 2007:

				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.34	243,494	3.56	$5.34	200,392	$5.34
17.00	1,098,000	7.56	17.00	10,000	17.00
20.40	47,178	7.67	20.40	—	—
24.65	25,000	7.95	24.65	—	—
30.81	7,496	8.21	30.81	3,748	30.81

	1,421,168	6.89	15.32	214,140	6.33

        All options granted in 2006 and 2005 were granted at an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted in 2007. Prior to the Company's initial public offering of common stock in July 2005, the fair market value of the common stock on the date of grant was determined by the Company's Board of Directors. In reaching this determination at the time of each such grant, the Board considered a broad range of factors, including the Company's historical financial performance and the Company's future prospects.

        Information related to all restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	—	$—
Granted	114,928	21.99
Vested	—	—
Forfeited	(2,509)	17.00

Nonvested at December 31, 2005	112,419	22.12
Granted	177,676	35.04
Vested	(3,099)	30.87
Forfeited	(16,377)	23.36

Nonvested at December 31, 2006	270,619	30.70
Granted	117,830	43.03
Vested	(3,099)	30.87
Forfeited	(25,093)	29.08

Nonvested at December 31, 2007	360,257	34.85

        As of December 31, 2007, total compensation cost not yet recognized related to restricted stock awards was $7,563,000, which is expected to be recognized over a weighted-average period of 4.0 years.

15.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2007	2006
	(in thousands)
Current deferred tax assets:
Inventory reserve	$825	$683
Reserve for bad debts	113	109
Sales return reserve	266	250
Accrued vacation	294	214
Deferred revenue	456	677
Stock-based compensation	2,272	1,099
In-process research and development	—	669
State credits	—	288
Accrued commissions	178	17
Prepaid expenses	(85)	—
Other	(38)	22

Total current deferred tax assets	$4,281	$4,028

Long-term deferred tax liabilities:
Loss on sale of fixed assets	$—	$(61)
Depreciation and amortization	(405)	(830)
Other	249	—

Total long-term deferred tax liabilities	$(156)	$(891)

        The components of the provision for income taxes are as follows:

	2007	2006	2005
	(in thousands)
Current:
Federal	$23,761	$20,558	$10,239
State	2,732	2,880	960
Foreign	526	1,022	355
Deferred:
Federal	(1,279)	(1,691)	(1,150)
State	444	(171)	(118)

	$26,184	$22,598	$10,286

        In 2007, 2006 and 2005 domestic income before taxes was $75,887,000, $63,351,000 and $30,817,000, respectively, and foreign income before taxes was $1,535,000, $1,937,000 and $547,000, respectively.

        The Company's effective tax rates for 2007, 2006 and 2005 differ from the federal statutory tax rate as follows:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(1.8)	(1.0)	(0.4)
Domestic production activities deduction	(1.8)	(0.9)	(1.0)
State taxes	2.7	3.2	1.6
Extraterritorial income exclusion	—	(1.8)	(2.6)
Research and development credits	(0.2)	(0.3)	(0.9)
State credits	—	(0.7)	—
Other	(0.1)	1.1	1.1

	33.8%	34.6%	32.8%

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $1,830,000 and $17,326,000 in 2007 and 2006, respectively. There was no such benefit in 2005.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2007, U.S. income taxes were not provided on a cumulative total of $3,521,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits.

        As a result of the adoption of FIN 48, the Company recognized a $152,000 net increase in unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adoption of FIN 48 also resulted in a reclassification of $2,207,000 from current taxes payable to long-term income taxes payable.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2007	$2,207
Additions based on tax positions related to the current year	549
Additions for tax positions of prior years	620
Reductions for tax positions of prior years	(5)
Lapse of statute of limitations	(7)
Settlements	(184)

Balance at December 31, 2007	$3,180

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2007, and there was no material accrual for interest or penalties as of December 31, 2007.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2004-2006; U.S. states 2003-2006; and Germany 2002-2006. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

16.   Segment, Major Customer and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, and subsystems.

        No customer accounted for more than 10% of total revenue for the years ended December 31, 2007 and 2006. Revenue from one customer accounted for 16% of total revenue for the year ended December 31, 2005. It is impracticable for the Company to report its revenue by product or product line.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2007	2006	2005
	(in thousands)
United States	$68,190	$59,369	$43,289
International	88,222	70,921	37,388

Total revenue	$156,412	$130,290	$80,677

        Revenue from China represented 17% of total revenue in 2007. Revenue from no individual foreign country exceeded 10% of the Company's total revenue in 2006 or 2005.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

17.   Selected Quarterly Financial Data (Unaudited)

2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$36,330	$37,647	$39,934	$42,501
Gross profit	25,909	26,718	28,349	30,073
Net income	11,992	12,163	13,708	13,375
Basic earnings per share	0.39	0.40	0.45	0.44
Diluted earnings per share	0.39	0.39	0.44	0.43

2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$27,863	$32,370	$34,638	$35,418
Gross profit	20,545	23,787	25,474	25,085
Net income	8,817	10,215	11,603	12,054
Basic earnings per share	0.30	0.34	0.38	0.40
Diluted earnings per share	0.29	0.33	0.37	0.39