Form 10-Q
period 2008-03-31
HITTITE MICROWAVE CORP
filed 2008-05-09
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

As of May 1, 2008, Hittite Microwave Corporation had 31,163,806 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

MARCH 31, 2008

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$152,277	$65,735
Available-for-sale investments	28,919	99,007
Accounts receivable, net of allowance for doubtful accounts of $236 at March 31, 2008 and December 31, 2007	24,256	22,253
Inventories	12,716	14,129
Deferred costs	233	242
Income taxes receivable	—	1,072
Prepaid expenses and other current assets	1,370	677
Deferred taxes	4,706	4,281

Total current assets	224,477	207,396

Property and equipment, net	18,738	18,824
Other assets	8,459	8,275

Total assets	$251,674	$234,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,212	$2,647
Accrued commissions	1,537	1,225
Accrued payroll and benefits	2,196	2,382
Accrued other expenses	2,686	2,514
Customer advances	1,499	1,598
Deferred revenue	2,243	4,500
Income taxes payable	3,978	—

Total current liabilities	17,351	14,866

Long-term income taxes payable	3,226	3,180
Deferred taxes	157	156
Total liabilities	20,734	18,202
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,164 and 31,076 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	312	311
Additional paid-in capital	113,687	112,291
Accumulated other comprehensive income	751	551
Retained earnings	116,190	103,140

Total stockholders’ equity	230,940	216,293

Total liabilities and stockholders’ equity	$251,674	$234,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Revenue	$43,292	$36,330
Cost of revenue	12,935	10,421

Gross profit	30,357	25,909

Operating expenses:
Research and development	5,712	4,409
Sales and marketing	4,006	2,866
General and administrative	1,967	1,744

Total operating expenses	11,685	9,019

Income from operations	18,672	16,890
Interest income	1,174	1,246
Other expense, net	(15)	(66)

Income before income taxes	19,831	18,070
Provision for income taxes	6,781	6,078

Net income	$13,050	$11,992

Earnings per share:
Basic	$0.42	$0.39
Diluted	$0.42	$0.39

Weighted average shares outstanding:
Basic	30,728	30,496
Diluted	31,272	31,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$13,050	$11,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,370	1,066
Amortization	360	6
Deferred taxes	(425)	(126)
Provision for doubtful accounts	28	—
Provision for inventory obsolescence	300	100
Stock-based compensation	1,137	845
Changes in operating assets and liabilities:
Accounts receivable	(1,924)	(1,786)
Inventories	1,113	(1,465)
Deferred costs	10	39
Other assets	(1,258)	(358)
Deferred revenue and customer advances	(2,356)	(1,394)
Accounts payable	555	1,782
Accrued expenses	299	525
Income taxes	5,194	1,327

Net cash provided by operating activities	17,453	12,553

Cash flows from investing activities:
Purchases of property and equipment	(1,385)	(3,436)
Purchases of available-for-sale investments	(28,294)	(7,769)
Sales and maturities of available-for-sale investments	98,381	38,505

Net cash provided by investing activities	68,702	27,300

Cash flows from financing activities:
Proceeds from exercise of stock options	184	2,177
Excess income tax benefit related to stock-based compensation plans	76	1,792

Net cash provided by financing activities	260	3,969

Effect of exchange rate changes on cash and cash equivalents	127	44

Net increase in cash and cash equivalents	86,542	43,866
Cash and cash equivalents, beginning of period	65,735	83,798

Cash and cash equivalents, end of period	$152,277	$127,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2008, results of operations for the three-month periods ended March 31, 2008 and March 31, 2007 and cash flows for the three month periods ended March 31, 2008 and March 31, 2007 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, and subsystems.

2. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which delayed the effective date of SFAS 157 for the Company to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP SFAS No. 157-2. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures regarding the fair value of the Company’s financial instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides the option to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect to measure at fair value any additional assets or liabilities that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R will be effective for the Company on January 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for the Company on January 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. SFAS 161 will be effective for the Company on January 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007

Net income	$13,050	$11,992
Net unrealized gain on available-for-sale investments, net of tax	—	3
Foreign currency translation adjustments	200	11

Comprehensive income	$13,250	$12,006

4. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and financial liabilities, in accordance with SFAS 157, which provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received for an asset, or the exit price that would be paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. There are three levels of inputs used to measure fair value, as defined by SFAS 157:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability. The following table sets forth the Company’s financial assets that were measured at fair value within the fair value hierarchy:

	March 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents (1)	$—	$90,224	$—	$90,224
Available-for-sale investments (1)	—	28,919	—	28,919

	$—	$119,143	$—	$119,143

(1)       Investments in highly rated government securities.

5. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007

Raw materials	$6,751	$6,983
Work in process	2,838	4,208
Finished goods	3,127	2,938

	$12,716	$14,129

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to certain of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of March 31, 2008 or December 31, 2007.

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

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Although the Company has not to date incurred any liabilities as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of its products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company’s foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company is investigating this claim of infringement. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party’s patent, the Company would be entitled to be indemnified. There can be no assurance that any pending or future claims relating to infringement of third party intellectual property rights can be amicably resolved, and it is possible that litigation could ensue. Any claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with its foundries, damage its reputation, result in substantial and unanticipated costs associated with litigation or require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
Basic earnings per share
Net income	$13,050	$11,992

Weighted average common shares outstanding	30,728	30,496

Basic earnings per share	$0.42	$0.39

Diluted earnings per share
Net income	$13,050	$11,992

Weighted average common shares outstanding	30,728	30,496
Effect of dilutive stock options and restricted stock	544	642

Adjusted weighted average shares — diluted	31,272	31,138

Diluted earnings per share	$0.42	$0.39

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We sell our products to OEMs, that supply advanced electronic systems to commercial and military end users, and to these OEMs’ contract manufacturers. In general, the decision to purchase our product is made by the OEM, which has designed our product into its system. In the event that we sell to an OEM’s contract manufacturer, the contract manufacturer typically does not have discretion to replace our product with one from a different supplier.

Our sales cycle varies substantially, ranging from a period of a month or less when a customer selects a standard product from our catalog or website, to as long as two years or more for custom products. In the sales process, our sales and application engineers work closely with the OEM customer to analyze the customer’s system requirements and select an appropriate standard product or establish a technical specification for a custom product. In the case of a custom product, we also select a semiconductor process and foundry, and evaluate test wafers and finished components before manufacturing in commercial quantities can begin. Volume purchases of our products by an OEM customer, or its contract manufacturer, generally do not occur until the OEM customer has made the decision to begin production of the system incorporating our product. Our receipt of substantial revenue from sales of a product to an OEM customer depends on that customer’s commercial success in manufacturing and selling its system incorporating our product. It may take several years for a newly introduced standard product to generate substantial revenue, if ever. However, the life cycles of our standard products tend to be lengthy.

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

In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP SFAS 157-2, which delayed the effective date of SFAS 157 for us to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP SFAS 157-2. Such adoption did not have a material impact on our financial position or results of operations. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for disclosures regarding the fair value of our financial instruments.

For a description of the other accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

Revenue. In the three months ended March 31, 2008, our revenue increased $7.0 million, or 19.2%, to $43.3 million, compared with $36.3 million in the corresponding period of 2007. The growth was primarily attributable to increased sales to the microwave and millimeterwave communications, cellular infrastructure and test and measurement markets. Our sales growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. Revenue from sales to customers outside the United States accounted for 58.4% of our total revenue in the three months ended March 31, 2008, compared with 55.0% in the corresponding period of 2007.

Cost of revenue and gross margin. In the three months ended March 31, 2008, our cost of revenue increased $2.5 million, or 24.1%, to $12.9 million, compared with $10.4 million in the corresponding period of 2007, primarily as a result of our increased revenue. In the three months ended March 31, 2008, our gross margin was 70.1%, compared with 71.3% in the corresponding period of 2007. The decrease in gross margin was primarily attributable to an increase in indirect manufacturing costs and an increase in higher volume orders, on which we offer higher discounts, partially offset by a favorable change in product mix and a decrease in direct production material costs.

Research and development expense. In the three months ended March 31, 2008, our research and development expense increased $1.3 million, or 29.6%, to $5.7 million, and represented 13.2% of our revenue, compared with $4.4 million, or 12.1% of our revenue, in the corresponding period of 2007. The increase in our research and development expense was attributable to a $1.0 million increase in personnel costs, primarily associated with the growth of our engineering organization and a shift in engineering resources from government contracts, the costs for which are charged to cost of revenue, to internal research and development projects. In addition, we experienced a $0.2 million increase in depreciation and other equipment expense and a $0.1 million increase in engineering material expenses. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense. In the three months ended March 31, 2008, our sales and marketing expense increased $1.1 million, or 39.8%, to $4.0 million, and represented 9.3% of our revenue, compared with $2.9 million, or 7.9% of our revenue, in the corresponding period of 2007. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, a $0.2 million increase in third-party commissions, $0.2 million of intangible asset amortization related to the October 2007 Velocium strategic agreement and a $0.2 million net increase in other costs. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended March 31, 2008, our general and administrative expense increased $0.2 million, or 12.8%, to $2.0 million, and represented 4.5% of our revenue, compared with $1.7 million, or 4.8% of our revenue, in the corresponding period of 2007. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in personnel costs associated with the growth of our organization. We expect general and administrative expense will increase as a result of additional personnel and other costs necessary to support the growth of our business.

Interest income. Interest income remained flat at $1.2 million, as the increase in our cash and investment balances was offset by the impact of lower effective yields, due to prevailing market conditions.

Provision for income taxes. Our provision for income taxes increased by $0.7 million to $6.8 million in the three months ended March 31, 2008, from $6.1 million in the corresponding period of 2007, representing an effective tax rate of 34.2% and 33.6% in 2008 and 2007, respectively. The effective tax rate increased primarily as a result of the expiration of the Federal research and experimentation tax credit and a decrease in our tax-exempt interest income, partially offset by the impact of state income taxes and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2008 consisted of our cash and cash equivalents of $152.3 million, short-term available-for-sale investments of $28.9 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of March 31, 2008.

In the three months ended March 31, 2008, cash provided by our operations was $17.5 million, of which the principal components were our net income of $13.0 million and non-cash charges of $3.2 million, as well as a net decrease in operating assets and liabilities of $1.6 million, partially offset by a net increase in deferred taxes of $0.4 million. The net decrease in operating assets and liabilities includes an increase in net income taxes payable of $5.2 million, due to the timing of tax payments, and a decrease in other net operating assets of $0.7 million, partially offset by a decrease in deferred revenue and customer advances of $2.4 million, due to the timing of customer invoices, and a $1.9 million increase in accounts receivable.

In the three months ended March 31, 2008, we invested $1.4 million in the purchase of capital equipment, primarily for production equipment. We invested $28.3 million in short-term available-for-sale investments and received $98.4 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $0.2 million from the exercise of stock options and $0.1 million from the tax benefit related to these exercises.

On April, 23, 2008, our board of directors authorized a stock repurchase program.  The program authorizes the repurchase of up to 1.7 million shares over a period of three years and authorizes offsetting future equity grants with additional stock repurchases. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and may be suspended or discontinued at any time.

We believe that our cash and cash equivalents, short-term available-for-sale investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend  on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of our sales and marketing activities, the timing and introduction of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP SFAS 157-2 which delayed the effective date of SFAS 157 for us to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP SFAS 157-2. Such adoption did not have a material impact on our financial position or results of operations. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for disclosures regarding the fair value of our financial instruments.

In February 2007, the FASB issued SFAS 159, which provides the option to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008. We did not elect to measure at fair value any additional assets or liabilities that are not already measured at fair value under existing standards.  Therefore, the adoption of this standard had no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R will be effective for us on January 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

In December 2007, the FASB issued SFAS 160, which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for us on January 1, 2009. We do not believe that the adoption of SFAS 160 will have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. SFAS 161 will be effective for us on January 1, 2009. We do not believe that the adoption of SFAS 161 will have a material effect on our financial position or results of operations.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents, any outstanding debt and foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds and highly rated, short-term government and commercial securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At March 31, 2008, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the applicable interest rate would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $42.0 million in 2003 to $130.3 million in 2006, representing a compound annual growth rate of 45.8%. From 2006 to 2007, our revenue increased by 20.0% to $156.4 million. By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Our sequential quarterly revenue growth rate over the four most recent fiscal quarters has ranged from 1.9% to 6.4%.

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

We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, M/A-COM in Virginia and Massachusetts, Northrop Grumman Space Technology sector in California, Taiwan Semiconductor Manufacturing Company in Taiwan, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property, as a result of activities by our foundries. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, has increased from 46% in 2005 to 54% in 2006 and 56% in 2007.  We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

The materials used to manufacture our products are complex and are provided by a significant number of vendors in our supply chain. While we perform extensive testing and inspections during the manufacturing process, some defects may escape detection in our manufacturing process and subsequently pass through to our customers. These matters have arisen from time to time and may reasonably be expected to occur again in the future. The occurrence of defects such as these could result in product returns from, and reduced product shipments to, our customers. Such defects also could result in the loss of or delay in market acceptance of our products or harm our reputation.

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

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any liabilities as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have from time to time received notice of such claims from third parties and we could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. During the first quarter of 2008, we received a letter from a third party asserting that sales by us of certain of our products infringe a patent that allegedly applies to a semiconductor process used by certain of our foundries in manufacturing wafers they supply to us for use in these products. We are investigating this claim of infringement. We believe that to the extent that we might incur liability as a result of infringement by any of our foundries of  this or any other third party’s patent, we would be entitled to be indemnified. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement. There can be no assurance that any pending or future claims relating to infringement of third-party intellectual property rights can be amicably resolved, and it is possible that litigation could ensue. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries, damage our reputation, result in substantial and unanticipated costs associated with litigation or require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 36% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 36% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. It may become more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

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

Date: May 9, 2008	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer