Form 10-Q
period 2008-06-30
HITTITE MICROWAVE CORP
filed 2008-08-08
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, Hittite Microwave Corporation had 30,948,507 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

JUNE 30, 2008

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$186,212	$65,735
Available-for-sale investments	—	99,007
Accounts receivable, net of allowance for doubtful accounts of $234 and $236, respectively	25,831	22,253
Inventories	11,744	14,129
Deferred costs	214	242
Income taxes receivable	1,000	1,072
Prepaid expenses and other current assets	1,175	677
Deferred taxes	5,007	4,281

Total current assets	231,183	207,396

Property and equipment, net	18,825	18,824
Other assets	8,178	8,275

Total assets	$258,186	$234,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,052	$2,647
Accrued commissions	1,306	1,225
Accrued payroll and benefits	3,200	2,382
Accrued other expenses	3,058	2,514
Customer advances	1,329	1,598
Deferred revenue	1,847	4,500

Total current liabilities	12,792	14,866

Long-term income taxes payable	3,268	3,180
Deferred taxes	157	156

Total liabilities	16,217	18,202

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,112 and 31,076 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	311	311
Additional paid-in capital	116,638	112,291
Accumulated other comprehensive income	747	551
Retained earnings	124,273	103,140

Total stockholders’ equity	241,969	216,293

Total liabilities and stockholders’ equity	$258,186	$234,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Revenue	$45,038	$37,647	$88,330	$73,977
Cost of revenue	13,149	10,929	26,084	21,350

Gross profit	31,889	26,718	62,246	52,627

Operating expenses:
Research and development	5,862	4,571	11,574	8,980
Sales and marketing	4,027	3,170	8,033	6,036
General and administrative	2,198	1,712	4,165	3,456

Total operating expenses	12,087	9,453	23,772	18,472

Income from operations	19,802	17,265	38,474	34,155
Interest income	833	1,332	2,007	2,578
Other expense, net	(113)	(52)	(128)	(118)

Income before income taxes	20,522	18,545	40,353	36,615
Provision for income taxes	7,060	6,382	13,841	12,460

Net income	$13,462	$12,163	$26,512	$24,155

Earnings per share:
Basic	$0.44	$0.40	$0.86	$0.79
Diluted	$0.43	$0.39	$0.85	$0.77

Weighted average shares outstanding
Basic	30,769	30,643	30,748	30,570
Diluted	31,351	31,266	31,311	31,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$26,512	$24,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,851	2,277
Amortization	720	13
Deferred taxes	(726)	(448)
Provision for doubtful accounts	37	—
Provision for inventory obsolescence	500	100
Stock-based compensation	2,627	1,705
Changes in operating assets and liabilities:
Accounts receivable	(3,565)	(3,336)
Inventories	1,885	(1,593)
Deferred costs	28	59
Other assets	(1,134)	(872)
Deferred revenue and customer advances	(2,922)	(702)
Accounts payable	(596)	68
Accrued expenses	1,444	930
Income taxes	271	(1,502)

Net cash provided by operating activities	27,932	20,854

Cash flows from investing activities:
Purchases of property and equipment	(2,931)	(4,377)
Purchases of available-for-sale investments	(28,294)	(86,036)
Sales and maturities of available-for-sale investments	127,301	46,505

Net cash provided by (used in) investing activities	96,076	(43,908)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,171	2,382
Purchase of Company common stock	(5,380)	—
Excess income tax benefit related to stock-based compensation plans	551	2,326

Net cash provided by (used in) financing activities	(3,658)	4,708

Effect of exchange rate changes on cash and cash equivalents	127	53

Net increase (decrease) in cash and cash equivalents	120,477	(18,293)
Cash and cash equivalents, beginning of period	65,735	83,798

Cash and cash equivalents, end of period	$186,212	$65,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2008, results of operations for the three- and six-month periods ended June 30, 2008 and June 30, 2007 and cash flows for the six-month periods ended June 30, 2008 and June 30, 2007 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

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

2. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which delayed the effective date of SFAS 157 for the Company to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP SFAS 157-2. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures regarding the fair value of the Company’s financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for the Company on January 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its financial position or results of operations.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 will be effective for the Company on January 1, 2009.  The Company does not believe that the adoption of FSP SFAS 142-3 will have a material effect on its financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands)	2008	2007	2008	2007

Net income	$13,462	$12,163	$26,512	$24,155
Net unrealized loss on available-for-sale investments, net of tax	—	(5)	—	(2)
Foreign currency translation adjustments	(5)	197	196	208

Comprehensive income	$13,457	$12,355	$26,708	$24,361

4. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and financial liabilities, in accordance with SFAS 157.  SFAS 157 defines fair value as the price that would be received for an asset, or the exit price that would be paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. There are three levels of inputs used to measure fair value, as defined by SFAS 157:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity.

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

	June 30, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents (1)	$—	$86,920	$—	$86,920

(1)      Investments in highly rated government securities.

5. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2008	December 31, 2007

Raw materials	$6,706	$6,983
Work in process	1,976	4,208
Finished goods	3,062	2,938

	$11,744	$14,129

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to certain of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of June 30, 2008 or December 31, 2007.

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

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Although the Company has not to date incurred any liabilities as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of the Company’s products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company’s foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company is investigating this claim of infringement. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party’s patent, the Company would be entitled to be indemnified. There can be no assurance that any pending or future claims relating to infringement of third party intellectual property rights can be amicably resolved, and it is possible that litigation could ensue. Any claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with its foundries, damage its reputation, result in substantial and unanticipated costs associated with litigation or require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Basic earnings per share
Net income	$13,462	$12,163	$26,512	$24,155

Weighted average common shares outstanding	30,769	30,643	30,748	30,570

Basic earnings per share	$0.44	$0.40	$0.86	$0.79

Diluted earnings per share
Net income	$13,462	$12,163	$26,512	$24,155

Weighted average common shares outstanding	30,769	30,643	30,748	30,570
Effect of dilutive stock options and restricted stock	582	623	563	632

Adjusted weighted average shares — diluted	31,351	31,266	31,311	31,202

Diluted earnings per share	$0.43	$0.39	$0.85	$0.77

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation, as required under SFAS 123(R). An immaterial number of stock options and restricted stock were excluded from the calculation of diluted earnings per share, as their impact would have been anti-dilutive.

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

Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. As a result of certain technical Small Business Administration requirements, we are no longer eligible to compete for new SBIR awards. Over the next two years, we will complete our existing SBIR projects and phase out our participation in the SBIR program. Revenue from SBIR contracts was immaterial in 2007. There will be no impact on our other U.S. government- or commercial-sponsored research and development activities. Research and development expense will increase in the future to the extent that we elect to pursue any projects that otherwise would have been funded as part of the SBIR program.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2008 and 2007

Revenue. In the three months ended June 30, 2008, our revenue increased $7.4 million, or 19.6%, to $45.0 million, compared with $37.6 million in the corresponding period of 2007. The growth was primarily attributable to increased sales to the microwave and millimeterwave communications, test and measurement and space markets. Our sales growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. Revenue from sales to customers outside the United States accounted for 59.6% of our total revenue in the three months ended June 30, 2008, compared with 58.5% in the corresponding period of 2007.

Cost of revenue and gross margin. In the three months ended June 30, 2008, our cost of revenue increased $2.2 million, or 20.3%, to $13.1 million, compared with $10.9 million in the corresponding period of 2007, primarily as a result of our increased revenue. In the three months ended June 30, 2008, our gross margin was 70.8%, compared with 71.0% in the corresponding period of 2007. The decrease in gross margin was primarily attributable to an increase in indirect manufacturing costs, an increase in higher volume orders, on which we offer higher discounts, and higher project costs on certain government contracts, partially offset by a favorable change in product mix and a decrease in direct production material costs.

Research and development expense. In the three months ended June 30, 2008, our research and development expense increased $1.3 million, or 28.2%, to $5.9 million, and represented 13.0% of our revenue, compared with $4.6 million, or 12.1% of our revenue, in the corresponding period of 2007. The increase in our research and development expense was attributable to a $0.9 million increase in personnel costs, primarily associated with the growth of our engineering organization and a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities. In addition, we experienced a $0.2 million increase in engineering material expenses and a $0.2 million increase in depreciation. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we expand our research and development organization and continue to invest in the development of new products.

Sales and marketing expense. In the three months ended June 30, 2008, our sales and marketing expense increased $0.9 million, or 27.0%, to $4.0 million, and represented 8.9% of our revenue, compared with $3.2 million, or 8.4% of our revenue, in the corresponding period of 2007. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, a $0.2 million increase in third party commissions and $0.2 million of intangible asset amortization related to the October 2007 Velocium strategic agreement. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended June 30, 2008, our general and administrative expense increased $0.5 million, or 28.4%, to $2.2 million, and represented 4.9% of our revenue, compared with $1.7 million, or 4.5% of our revenue, in the corresponding period of 2007. The increase in our general and administrative expense was primarily attributable to a $0.4 million increase in professional fees and a $0.2 million increase in personnel costs, primarily due to equity compensation expense, partially offset by a $0.1 million net decrease in other costs. We expect general and administrative expense will increase as a result of additional personnel and other costs to support the growth of our business.

Interest income. In the three months ended June 30, 2008, our interest income decreased $0.5 million to $0.8 million, compared with $1.3 million in the corresponding period of 2007, as the increase in our cash and investment balances was more than offset by lower effective yields, due to prevailing market conditions.

Provision for income taxes. Our provision for income taxes increased by $0.7 million to $7.1 million in the three months ended June 30, 2008, from $6.4 million in the corresponding period of 2007, representing an effective tax rate of 34.4% in both periods. The effective tax rate for the three months ended June 30, 2008 reflects the expiration of the Federal research and experimentation tax credit and a decrease in our tax-exempt interest income, offset by a decrease in our effective state income tax rate and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Six Month Periods Ended June 30, 2008 and 2007

Revenue. In the six months ended June 30, 2008, our revenue increased $14.4 million, or 19.4%, to $88.3 million, compared with $74.0 million in the corresponding period of 2007. The growth was primarily attributable to increased sales to the microwave and millimeterwave communications, test and measurement and space markets. Our sales growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. Revenue from sales to customers outside the United States accounted for 59.0% of our total revenue in the six months ended June 30, 2008, compared with 56.9% in the corresponding period of 2007.

Cost of revenue and gross margin. In the six months ended June 30, 2008, our cost of revenue increased $4.7 million, or 22.2%, to $26.1 million, compared with $21.3 million in the corresponding period of 2007, primarily as a result of our increased revenue. In the six months ended June 30, 2008, our gross margin was 70.5%, compared with 71.1% in the corresponding period of 2007. The decrease in gross margin was primarily attributable to an increase in indirect manufacturing costs, an increase in higher volume orders, on which we offer higher discounts, and higher project costs on certain government contracts, partially offset by a favorable change in product mix and a decrease in direct production material costs.

Research and development expense. In the six months ended June 30, 2008, our research and development expense increased $2.6 million, or 28.9%, to $11.6 million, and represented 13.1% of our revenue, compared with $9.0 million, or 12.1% of our revenue, in the corresponding period of 2007. The increase in our research and development expense was attributable to a $1.9 million increase in personnel costs, primarily associated with the growth of our engineering organization and a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities. In addition, we experienced a $0.3 million increase in engineering material expenses and a $0.5 million increase in depreciation, partially offset by a $0.1 million net decrease in other costs.

Sales and marketing expense. In the six months ended June 30, 2008, our sales and marketing expense increased $2.0 million, or 33.1%, to $8.0 million, and represented 9.1% of our revenue, compared with $6.0 million, or 8.2% of our revenue, in the corresponding period of 2007. The increase in our sales and marketing expense was primarily attributable to a $0.9 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, a $0.4 million increase in third party commissions, $0.4 million of intangible asset amortization related to the October 2007 Velocium strategic agreement and a $0.3 million net increase in other costs.

General and administrative expense. In the six months ended June 30, 2008, our general and administrative expense increased $0.7 million, or 20.5%, to $4.2 million, and represented 4.7% of our revenue, compared with $3.5 million, or 4.7% of our revenue, in the corresponding period of 2007. The increase in our general and administrative expense was primarily attributable to a $0.5 million increase in professional fees and a $0.4 million increase in personnel costs, primarily due to equity compensation expense, partially offset by a $0.2 million net decrease in other costs.

Interest income. In the six months ended June 30, 2008, our interest income decreased $0.6 million to $2.0 million, compared with $2.6 million in the corresponding period of 2007, as the increase in our cash and investment balances was more than offset by lower effective yields, due to prevailing market conditions.

Provision for income taxes. Our provision for income taxes increased by $1.4 million to $13.8 million in the six months ended June 30, 2008, from $12.5 million in the corresponding period of 2007, representing an effective tax rate of 34.3% and 34.0% in 2008 and 2007, respectively. The effective tax rate increased primarily as a result of the expiration of the Federal research and experimentation tax credit and a decrease in our tax-exempt interest income, partially offset by a decrease in our effective state income tax rate and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2008 consisted of our cash and cash equivalents of $186.2 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of June 30, 2008.

In the six months ended June 30, 2008, cash provided by our operations was $27.9 million, of which the principal components were our net income of $26.5 million and non-cash charges of $6.7 million, partially offset by a net increase in deferred taxes of $0.7 million and a net increase in operating assets and liabilities of $4.6 million. The net increase in operating assets and liabilities includes an increase in accounts receivable of $3.6 million and a decrease in deferred revenue and customer advances of $2.9 million, due to our increase in revenue and the timing of customer invoices, partially offset by a decrease in inventory of $1.9 million, due to the timing of purchases and shipments.

In the six months ended June 30, 2008, we invested $2.9 million in the purchase of capital equipment, primarily for production equipment. We invested $28.3 million in short-term available-for-sale investments and received $127.3 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $1.2 million from the exercise of stock options and $0.6 million from the tax benefit related to these exercises.

On April 23, 2008, our board of directors authorized a stock repurchase program. The program authorizes the repurchase of up to 1.7 million shares over a period of three years and authorizes additional stock repurchases to offset future equity grants. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Through June 30, 2008, we repurchased 137,638 shares of our common stock for $5.4 million. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and may be suspended or discontinued at any time.

We believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of our sales and marketing activities, the timing and introduction of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP SFAS 142-3 will be effective for us on January 1, 2009.  We do not believe that the adoption of FSP SFAS 142-3 will have a material effect on our financial position or results of operations.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents and any outstanding debt, as well as foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

Interest rate risk. The primary objectives of our investment activity is to preserve principal, provide liquidity and earn a reasonable return. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash and diversified short-term investments, consisting primarily of bank deposits, money market funds and highly rated, short-term government and commercial securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At June 30, 2008, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the applicable interest rate would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue has grown rapidly in recent years. Our revenue grew from $42.0 million in 2003 to $156.4 million in 2007, representing a compound annual growth rate of 38.9%.

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

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 69.5% to a high of 73.7%. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 34% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 34% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

C.) Stock Repurchase Program

On April 23, 2008 our Board of Directors authorized a stock repurchase program providing for repurchases of up to 1.7 million shares of our outstanding common stock over a period of three years, and authorizes additional stock repurchases to offset future equity grants.  The shares may be repurchased from time to time in the open market or in privately negotiated transactions.  During the three months ended June 30, 2008, we repurchased 137,638 shares of our common stock at a cost of $5.4 million, as set forth in the table below.

			(c)	(d)
			Total number of	Approximate dollar
	(a)	(b)	shares purchased	value of shares that may
	Total number of	Average price	as part of publicly	yet be purchased under
Period	shares purchased	paid per share	announced plan	the plans or programs
				(in thousands) (1)
April 2008	—	—	—
May 2008	25,800	$39.64	25,800
June 2008	111,838	38.93	111,838
Total	137,638		137,638	$55,651

(1)  Value based upon an aggregate of 1,562,362 shares remaining authorized for repurchase, at an assumed purchase price of $35.62 per share, which was the last sale price of our common stock on June 30, 2008, as reported by the Nasdaq Global Market.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders, held on May 8, 2008, our shareholders adopted the following proposals:

To elect the following directors: Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Franklin Weigold

Nominee	For	Withhold Authority
Stephen G. Daly	29,665,630	27,557
Ernest L. Godshalk	29,682,961	10,226
Rick D. Hess	29,317,207	375,980
Adrienne M. Markham	29,681,961	11,226
Brian P. McAloon	29,682,861	10,362
Cosmo S. Trapani	29,674,761	18,426
Franklin Weigold	29,513,498	179,689

To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008:

29,612,593 shares for; 75,446 shares against; and 5,147 shares abstaining.

Item 5.           Other Information

On June 12, 2007, our Board of Directors amended our by-laws to authorize the issuance of shares of our common stock, $.01 par value, in uncertificated form. The purpose of this amendment was to comply with a Nasdaq listing requirement that took effect in January 2008.

Our amended and restated by-laws, as so amended, are filed as Exhibit 3.2 to this Report.

Item 6.           Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the “Report on Form 8-K”)

3.2	Amended and Restated By-laws

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer