Form 10-Q
period 2008-09-30
HITTITE MICROWAVE CORP
filed 2008-11-07
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, Hittite Microwave Corporation had 30,450,087 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2008

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$185,678	$65,735
Available-for-sale investments	—	99,007
Accounts receivable, net of allowance for doubtful accounts of $234 and $236, respectively	28,202	22,253
Inventories	12,362	14,129
Deferred costs	173	242
Income taxes receivable	37	1,072
Prepaid expenses and other current assets	1,326	677
Deferred taxes	5,425	4,281

Total current assets	233,203	207,396

Property and equipment, net	18,595	18,824
Other assets	7,693	8,275

Total assets	$259,491	$234,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,452	$2,647
Accrued commissions	1,306	1,225
Accrued payroll and benefits	3,157	2,382
Accrued other expenses	3,266	2,514
Customer advances	1,007	1,598
Deferred revenue	2,729	4,500

Total current liabilities	14,917	14,866

Long-term income taxes payable	3,450	3,180
Deferred taxes	156	156

Total liabilities	18,523	18,202

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,659 and 31,076 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	307	311
Additional paid-in capital	119,162	112,291
Accumulated other comprehensive income	363	551
Retained earnings	121,136	103,140

Total stockholders’ equity	240,968	216,293

Total liabilities and stockholders’ equity	$259,491	$234,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Revenue	$45,528	$39,934	$133,858	$113,911
Cost of revenue	12,504	11,585	38,588	32,935

Gross profit	33,024	28,349	95,270	80,976

Operating expenses:
Research and development	6,404	4,793	17,978	13,773
Sales and marketing	3,988	3,285	12,021	9,321
General and administrative	2,117	1,923	6,282	5,379

Total operating expenses	12,509	10,001	36,281	28,473

Income from operations	20,515	18,348	58,989	52,503
Interest income	826	1,441	2,833	4,019
Other income (expense), net	(88)	292	(216)	174

Income before income taxes	21,253	20,081	61,606	56,696
Provision for income taxes	7,555	6,373	21,396	18,833

Net income	$13,698	$13,708	$40,210	$37,863

Earnings per share:
Basic	$0.45	$0.45	$1.31	$1.24
Diluted	$0.44	$0.44	$1.29	$1.21

Weighted average shares outstanding:
Basic	30,464	30,677	30,654	30,605
Diluted	30,907	31,295	31,176	31,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$40,210	$37,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,290	3,459
Amortization	1,078	19
Deferred taxes	(1,144)	(278)
Provision for doubtful accounts	55	—
Provision for inventory obsolescence	895	429
Stock-based compensation	4,104	2,826
Changes in operating assets and liabilities:
Accounts receivable	(6,002)	(3,104)
Inventories	872	(1,668)
Deferred costs	69	146
Other assets	(1,173)	(524)
Deferred revenue and customer advances	(2,361)	(980)
Accounts payable	804	1,184
Accrued expenses	1,626	1,582
Income taxes	1,361	(665)

Net cash provided by operating activities	44,684	40,289

Cash flows from investing activities:
Purchases of property and equipment	(4,172)	(5,865)
Purchases of available-for-sale investments	(28,294)	(173,438)
Sales and maturities of available-for-sale investments	127,301	124,356

Net cash provided by (used in) investing activities	94,835	(54,947)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,997	2,538
Purchase of Company common stock	(22,220)	—
Excess income tax benefit related to stock-based compensation plans	772	1,779

Net cash provided by (used in) financing activities	(19,451)	4,317

Effect of exchange rate changes on cash and cash equivalents	(125)	154

Net increase (decrease) in cash and cash equivalents	119,943	(10,187)
Cash and cash equivalents, beginning of period	65,735	83,798

Cash and cash equivalents, end of period	$185,678	$73,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2008, results of operations for the three- and nine-month periods ended September 30, 2008 and September 30, 2007 and cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

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

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007

Net income	$13,698	$13,708	$40,210	$37,863
Net unrealized loss on available-for-sale investments, net of tax	—	2	—	—
Foreign currency translation adjustments	(383)	71	(188)	279

Comprehensive income	$13,315	$13,781	$40,022	$38,142

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

	September 30, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$35,254	$—	$—	$35,254
Municipal securities	—	130,930	—	130,930
	$35,254	$130,930	$—	$166,184

5. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2008	December 31, 2007

Raw materials	$6,803	$6,983
Work in process	2,258	4,208
Finished goods	3,301	2,938

	$12,362	$14,129

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to certain of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company had no liabilities recorded for these indemnity agreements as of September 30, 2008 or December 31, 2007.

Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, product sales are accompanied by a one-year warranty period. These warranties cover factors such as nonconformance to specifications and defects in material and workmanship. Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered multiplied by the average of historical monthly warranty costs, as well as any additional amounts for major warranty issues that may exceed a normal claims level. The Company’s warranty accrual and related expense were immaterial to the Company’s financial position and results of operations for the periods presented herein.

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Although the Company has not to date incurred any liabilities as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of the Company’s products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company’s foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company is investigating this claim of infringement. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party’s patent, the Company would be entitled to be indemnified. During the third quarter of 2008, a third party commenced an action against the Company in which it alleged that certain of our products, specifically identifying two integrated circuit standard products recently introduced by the Company, infringe a patent held by the third party. The Company is investigating this claim of infringement. There can be no assurance that any pending or future claims relating to infringement of third party intellectual property rights can be amicably resolved, and it is possible that litigation could ensue. Any claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with its foundries, damage its reputation, result in substantial and unanticipated costs associated with litigation or require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Basic earnings per share
Net income	$13,698	$13,708	$40,210	$37,863

Weighted average common shares outstanding	30,464	30,677	30,654	30,605

Basic earnings per share	$0.45	$0.45	$1.31	$1.24

Diluted earnings per share
Net income	$13,698	$13,708	$40,210	$37,863

Weighted average common shares outstanding	30,464	30,677	30,654	30,605
Effect of dilutive stock options and restricted stock	443	618	522	628

Adjusted weighted average shares — diluted	30,907	31,295	31,176	31,233

Diluted earnings per share	$0.44	$0.44	$1.29	$1.21

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

Description of Our Revenue, Costs and Expenses

Revenue.    Our revenue is derived primarily from the sale of standard and custom products. We develop standard products from our own specifications, which we sell through our direct sales organization, our network of independent sales representatives, a distributor and our website. We also develop custom products to meet the specialized requirements of individual customers, which are sold by our direct sales organization.

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

Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. As a result of certain technical Small Business Administration requirements, we are no longer eligible to compete for new SBIR awards. Over the next four fiscal quarters, we will complete substantially all of our existing SBIR projects and phase out our participation in the SBIR program. Revenue from SBIR contracts was immaterial in 2007. There will be no impact on our other U.S. government- or commercial-sponsored research and development activities. Research and development expense will increase as we reassign engineering resources from government-sponsored SBIR programs to Hittite funded research and development projects.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2008 and 2007

Revenue. In the three months ended September 30, 2008, our revenue increased $5.6 million, or 14.0%, to $45.5 million, compared with $39.9 million in the corresponding period of 2007. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications and military markets, partially offset by a decrease in sales to the broadband market. Our sales growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. Revenue from sales to customers outside the United States accounted for 60.2% of our total revenue in the three months ended September 30, 2008, compared with 57.5% in the corresponding period of 2007.

Cost of revenue and gross margin. In the three months ended September 30, 2008, our cost of revenue increased $0.9 million, or 7.9%, to $12.5 million, compared with $11.6 million in the corresponding period of 2007, primarily as a result of our increased revenue. In the three months ended September 30, 2008, our gross margin was 72.5%, compared with 71.0% in the corresponding period of 2007. The increase in gross margin was primarily attributable to a favorable change in product mix and a decrease in direct production material costs, partially offset by an increase in higher volume orders, on which we offer higher discounts, an increase in indirect manufacturing costs and higher project costs on certain government contracts.

Research and development expense. In the three months ended September 30, 2008, our research and development expense increased $1.6 million, or 33.6%, to $6.4 million, and represented 14.1% of our revenue, compared with $4.8 million, or 12.0% of our revenue, in the corresponding period of 2007. The increase in our research and development expense was attributable to a $1.1 million increase in personnel costs, primarily associated with the growth of our engineering organization and a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities. In addition, we experienced a $0.2 million increase in depreciation, a $0.1 million increase in engineering material expenses and a $0.2 million net increase in other costs. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products.

Sales and marketing expense. In the three months ended September 30, 2008, our sales and marketing expense increased $0.7 million, or 21.4%, to $4.0 million, and represented 8.8% of our revenue, compared with $3.3 million, or 8.2% of our revenue, in the corresponding period of 2007. The increase in our sales and marketing expense was primarily attributable to a $0.3 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, $0.2 million of intangible asset amortization related to the October 2007 Velocium strategic agreement, a $0.1 million increase in third party commissions and a $0.1 million net increase in other costs. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended September 30, 2008, our general and administrative expense increased $0.2 million, or 10.1%, to $2.1 million, and represented 4.6% of our revenue, compared with $1.9 million, or 4.8% of our revenue, in the corresponding period of 2007. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in professional fees. We expect general and administrative expense will increase as a result of additional personnel, professional and other costs to support the growth of our business.

Interest income. In the three months ended September 30, 2008, our interest income decreased $0.6 million to $0.8 million, compared with $1.4 million in the corresponding period of 2007, as the increase in our cash and investment balances was more than offset by lower effective yields, due to prevailing market conditions.

Other income (expense), net.  In the three months ended September 30, 2008, other expense was $0.1 million, compared with other income of $0.3 million in the corresponding period of 2007. Activity in both periods related primarily to foreign currency transaction gains and losses recognized arising in the normal course of business.

Provision for income taxes. Our provision for income taxes increased by $1.2 million to $7.6 million in the three months ended September 30, 2008, from $6.4 million in the corresponding period of 2007, representing an effective tax rate of 35.5% and 31.7% in 2008 and 2007, respectively. The effective tax rate increased primarily as a result of an increase in state income taxes and a decrease in tax-exempt interest.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Nine month Periods Ended September 30, 2008 and 2007

Revenue. In the nine months ended September 30, 2008, our revenue increased $19.9 million, or 17.5%, to $133.9 million, compared with $113.9 million in the corresponding period of 2007. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications, military and test and measurement markets. Our sales growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. Revenue from sales to customers outside the United States accounted for 59.4% of our total revenue in the nine months ended September 30, 2008, compared with 57.1% in the corresponding period of 2007.

Cost of revenue and gross margin. In the nine months ended September 30, 2008, our cost of revenue increased $5.7 million, or 17.2%, to $38.6 million, compared with $32.9 million in the corresponding period of 2007, primarily as a result of our increased revenue. In the nine months ended September 30, 2008, our gross margin was 71.2%, compared with 71.1% in the corresponding period of 2007. The increase in gross margin was primarily attributable to a favorable change in product mix and a decrease in direct production material costs, partially offset by an increase in higher volume orders, on which we offer higher discounts, an increase in indirect manufacturing costs and higher project costs on certain government contracts.

Research and development expense. In the nine months ended September 30, 2008, our research and development expense increased $4.2 million, or 30.5%, to $18.0 million, and represented 13.4% of our revenue, compared with $13.8 million, or 12.1% of our revenue, in the corresponding period of 2007. The increase in our research and development expense was attributable to a $3.0 million increase in personnel costs, primarily associated with the growth of our engineering organization and a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities. In addition, we experienced a $0.7 million increase in depreciation, a $0.4 million increase in engineering material and a $0.1 million net increase in other costs.

Sales and marketing expense. In the nine months ended September 30, 2008, our sales and marketing expense increased $2.7 million, or 29.0%, to $12.0 million, and represented 9.0% of our revenue, compared with $9.3 million, or 8.2% of our revenue, in the corresponding period of 2007. The increase in our sales and marketing expense was primarily attributable to a $1.2 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, $0.7 million of intangible asset amortization related to the October 2007 Velocium strategic agreement, a $0.5 million increase in third party commissions and a $0.3 million net increase in other costs.

General and administrative expense. In the nine months ended September 30, 2008, our general and administrative expense increased $0.9 million, or 16.8%, to $6.3 million, and represented 4.7% of our revenue, compared with $5.4 million, or 4.7% of our revenue, in the corresponding period of 2007. The increase in our general and administrative expense was primarily attributable to a $0.7 million increase in professional fees and a $0.3 million increase in personnel costs, primarily due to equity compensation expense, partially offset by a $0.1 million net decrease in other costs.

Interest income. In the nine months ended September 30, 2008, our interest income decreased $1.2 million to $2.8 million, compared with $4.0 million in the corresponding period of 2007, as the increase in our cash and investment balances was more than offset by lower effective yields, due to prevailing market conditions.

Other income (expense), net.  In the nine months ended September 30, 2008, other expense was $0.2 million, compared with other income of $0.2 million in the corresponding period of 2007. Activity in both periods related primarily to foreign currency transaction gains and losses recognized arising in the normal course of business.

Provision for income taxes. Our provision for income taxes increased by $2.6 million to $21.4 million in the nine months ended September 30, 2008, from $18.8 million in the corresponding period of 2007, representing an effective tax rate of 34.7% and 33.2% in 2008 and 2007, respectively.  The effective tax rate increased primarily as a result of an increase in state income taxes and a decrease in tax-exempt interest.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2008 consisted of our cash and cash equivalents of $185.7 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of September 30, 2008.

In the nine months ended September 30, 2008, cash provided by our operations was $44.7 million, of which the principal components were our net income of $40.2 million and non-cash charges of $10.4 million, partially offset by a net increase in deferred taxes of $1.1 million and a net increase in operating assets and liabilities of $4.8 million. The net increase in operating assets and liabilities includes an increase in accounts receivable of $6.0 million and a decrease in deferred revenue and customer advances of $2.4 million, due to our increase in revenue and the timing of customer invoices, and an increase in other net operating assets and liabilities of $0.2 million, partially offset by a $2.4 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements, and a $1.4 million decrease in net income taxes receivable.

In the nine months ended September 30, 2008, we invested $4.2 million in the purchase of capital equipment, primarily for engineering and production equipment. We invested $28.3 million in short-term available-for-sale investments and received $127.3 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $2.0 million from the exercise of stock options and $0.8 million from the tax benefit related to these exercises.

On April 23, 2008, our board of directors authorized a stock repurchase program. The program authorizes the repurchase of up to 1.7 million shares over a period of three years and authorizes additional stock repurchases to offset future equity grants. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Through September 30, 2008, we repurchased 637,685 shares of our common stock for $22.2 million. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and may be suspended or discontinued at any time.

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

Interest rate risk. The primary objectives of our investment activity is to preserve principal, provide liquidity and earn a reasonable return. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly rated, short-term government and commercial securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At September 30, 2008, there were no borrowings outstanding on this credit facility. We do not believe that a 10% change in the applicable interest rate would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In September 2008, Analog Devices, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, in which it alleged that certain of our products, specifically identifying two integrated circuit standard products we recently introduced, infringe on an Analog Devices patent entitled “RMS-DC Converter Having Gain Stages With Variable Weighting Coefficients.” We are investigating this claim of infringement.

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, reflect the following material changes:

•

The risk factor captioned “Our quarterly revenue and operating results are difficult to predict accurately” has been expanded to disclose that uncertainties created by the current adverse economic environment have increased the difficulty of accurately predicting our revenue and operating results.

•

We have added a new risk factor, captioned “Current economic conditions, including the credit crisis affecting the financial markets and the possibility of a global recession, could adversely affect our business, results of operations and financial condition in the remainder of 2008 and beyond.”

•

The risk factor captioned “Our growth rate has slowed recently and we may not be able to achieve our historical revenue growth rate” has been modified to disclose that current economic conditions, as well as potential changes in demand in the markets we serve, may make it more difficult for us to achieve revenue growth at a rate commensurate with that which we have experienced historically; and

•

The risk factor captioned “We could be subject to claims that we are infringing third-party intellectual property rights” has been expanded to disclose the initiation of the patent infringement action against us described in Part II, Item 1, “Legal Proceedings.”

•

We have added a risk factor, captioned “Our new test and measurement instrument products are more complex than our core IC, module and subsystem products, and as a result, present quality, regulatory and product liability risks that differ from those we have faced in our core IC business and module business” which discloses additional risks associated with this new product line.

Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, such as those who serve the military and space industries, place long-term orders with us or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our turns business. Accurately forecasting our turns business and our total revenue in any quarter is difficult. In addition, our business may be adversely affected by recent global economic factors. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

• the increase, reduction, rescheduling or cancellation of significant customer orders;

• the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

• the rate at which our present and future customers adopt our technologies in our target end markets;

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

Current economic conditions, including the credit crisis affecting the financial markets and the possibility of a global recession, could adversely affect our business, results of operations and financial condition in the remainder of 2008 and beyond.

The world’s financial markets are currently experiencing turmoil, characterized by reductions in available credit, increased costs of credit, volatility in security prices, rating downgrades of investments and reduced valuations of securities generally.  These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans and sales projections across industries and markets.  These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of:

•	reduced demand for our products;

•	increased risk of order cancellations or delays;

•	increased pressure on the prices for our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our bank line of credit when needed.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.

Our growth rate has slowed recently and we may be unable to achieve our historical revenue growth rate. If revenue growth falls short of our expectations, we may not be able immediately to reduce our operating expenses proportionately, which could reduce our profitability.

Our revenue grew from $42.0 million in 2003 to $156.4 million in 2007, representing a compound annual growth rate of 38.9%.

By comparison, in 2001 and 2002, we experienced a period of relatively flat year-over-year growth, due primarily to a downturn in the telecommunications industry and other key markets that we serve. Our sequential quarterly revenue growth rate over the four most recent fiscal quarters has declined from 6.4% to 1.1%. The current economic conditions, potential changes in demand in the markets we serve and other factors may make it more difficult for us to achieve revenue growth at a rate commensurate with that which we have experienced historically or could produce a decline in revenue.

We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Accordingly, we do not expect that our revenue will continue to grow at rates as high as those we have experienced in recent years, and we have not assumed, in establishing planned levels of operating expenses, that they will do so. Although we base our planned operating expenses in large part on our expectations of future revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our revenue falls short of our expectations. Thus, if the growth rate of our revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could harm our results of operations for that quarter.

Our gross margins fluctuate from period to period, and such fluctuation could affect our results of operations, which could harm our stock price.

Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 69.8% to a high of 73.7%. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

• complete and introduce new products;

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, has increased from 46% in 2005 to 54% in 2006 and 56% in 2007.  We expect that revenue from customers outside the United States will continue to account for a significant portion of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent third-party sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices, M/A-COM and Narda, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as M/A-COM and UMS and, to a lesser extent, TriQuint Semiconductor. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

Our new test and measurement instrument products are more complex than our core IC, module and subsystem  products, and as a result, present quality, regulatory and product liability risks that differ from those we have faced in our core IC business and module business.

Our new test and measurement instrument products, such as our HMC-T1000 and HMC-T2000 synthesized signal generators, are complex microwave test instruments and are susceptible to multiple internal component failures and manufacturing and software defects which could result in product failure.  Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our new test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption, and workmanship standards could result in a loss of revenues, loss of market share or failure to achieve market acceptance. We may conclude that is advisable or necessary in order to promote the sale of these products to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our new test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

We are experiencing a period of growth and expansion, both domestically and internationally, which will continue to require increased efforts of our management and other resources. To accommodate this growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our existing and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

We could be subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any liabilities as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have from time to time received notice of such claims from third parties and we could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement. During the first quarter of 2008, we received a letter from a third party asserting that sales by us of certain of our products infringe a patent that allegedly applies to a semiconductor process used by certain of our foundries in manufacturing wafers they supply to us for use in these products. We are investigating this claim of infringement. We believe that to the extent that we might incur liability as a result of infringement by any of our foundries of this or any other third party’s patent, we would be entitled to be indemnified. During the third quarter of 2008, a third party commenced an action against us in which it alleged that certain of our products, specifically identifying two integrated circuit standard products recently introduced by us, infringe a patent held by the third party. We are investigating this claim of infringement. There can be no assurance that any pending or future claims relating to infringement of third-party intellectual property rights can be amicably resolved, and it is possible that litigation could ensue. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries, damage our reputation, result in substantial and unanticipated costs associated with litigation or require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

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

We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, which could disrupt our business and may harm our financial results.

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

We are subject to a variety of international, federal, state and local governmental regulations relating to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies have begun to impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Parliament adopted its Restrictions on Use of Hazardous Substances Directive, or RoHS Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the European

Union, or EU, market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have an active program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other RoHS-banned substances. Currently, we find it necessary to carry inventories of both leaded and lead-free versions of certain products, making it more difficult to accurately forecast appropriate inventory levels and increasing the amount of inventory we must carry. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations.

Dr. Ayasli, our founder and a principal stockholder, controls approximately 32% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 32% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

We could be the subject of securities class action litigation due to stock price volatility, which could divert management’s attention and adversely affect our financial position or results of operations.

The stock market in general, and market prices for the securities of technology companies like ours in particular, have experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have initiated securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On April 23, 2008 our Board of Directors authorized a stock repurchase program providing for repurchases of up to 1.7 million shares of our outstanding common stock over a period of three years, and authorizes additional stock repurchases to offset future equity grants.  The shares may be repurchased from time to time in the open market or in privately negotiated transactions.  During the three months ended September 30, 2008, we repurchased 500,047 shares of our common stock at a cost of $16.8 million, as set forth in the table below.

				(d)
			(c)	Approximate dollar
			Total number of	value of shares that may
	(a)	(b)	shares purchased	yet be purchased under
	Total number of	Average price	as part of publicly	the plans or programs
Period	shares purchased	paid per share	announced plan	(in thousands) (1)

July 2008	173,378	$34.42	173,378
August 2008	158,774	33.86	158,774
September 2008	167,895	32.73	167,895
Total	500,047		500,047	$35,694

(1)  Value based upon an aggregate of 1,062,315 shares remaining authorized for repurchase, at an assumed purchase price of $33.60 per share, which was the last sale price of our common stock on September 30, 2008, as reported by the Nasdaq Global Market.

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

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2008)

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2008	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer