Form 10-K
period 2008-12-31
HITTITE MICROWAVE CORP
filed 2009-02-27
CIK 1130866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $719,957,994.

         As of February 17, 2009 there were 30,017,707 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits, or ICs, modules and subsystems for technically demanding radio frequency, or RF, microwave and millimeterwave applications. As a result of our 24 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

Industry Background

        Growth in advanced electronic systems using RF, microwave and millimeterwave technology

        Global demand for mobile communication services and for real-time access to diverse types of data has increased in recent years. This demand, coupled with the increasing capabilities and decreasing cost of computing devices, has led to rapid adoption of a wide variety of advanced electronic systems that rely on electromagnetic waves for high speed data transmission, reception or acquisition. These systems utilize a variety of data transmission technologies over a wide range of electromagnetic frequency bands, including RF, microwave and millimeterwave frequencies. These advanced electronic systems are integral to today's wireless networks, such as cellular telephone, fixed wireless and satellite communication systems, as well as wired networks such as cable TV, broadband access and optical data networks. In addition, an increasing number of automotive, industrial, military, homeland security, scientific and medical applications use RF, microwave and millimeterwave technology to perform detection, measurement and imaging functions. The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has accelerated demand for analog, digital and mixed-signal ICs, modules and subsystems that are optimized to provide high performance signal processing across the electromagnetic frequency spectrum.

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

  Requirements of manufacturers of advanced electronic systems operating at RF, microwave and millimeterwave frequencies

        The need for advanced electronic systems offering improved functionality, reliability and speed has intensified the challenges faced by original equipment manufacturers, or OEMs, that design and develop these systems. Many OEMs do not have the IC design or semiconductor process expertise necessary to develop their own ICs, modules and subsystems for RF, microwave and millimeterwave applications. As a result, they increasingly look to qualified merchant suppliers to provide this expertise and these solutions and, in many cases, to design and manufacture custom products to meet their application-specific requirements.

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

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules and subsystems that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2008, we had more than 730 standard products spanning 20 product lines:

  •
  amplifiers

  •
  attenuators

  •
  data converters

  •
  frequency dividers and detectors

  •
  frequency multipliers

  •
  high speed digital logic products

  •
  interface*

  •
  limiting amplifiers*

  •
  mixers and converters

  •
  modulators

  •
  oscillators

  •
  passives

  •
  phase lock loop*

  •
  phase shifters

  •
  power detectors

  •
  sensors

  •
  switches

  •
  synthesizers

  •
  transimpedance amplifiers*

  •
  variable gain amplifiers

*
Introduced in 2008.

        We also supply custom semiconductor components, often by leveraging our library of standard designs to develop specialized versions of our standard products, or entirely new products, to meet specific requirements of our customers. We offer our products in a wide variety of packaging formats, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced four new product lines in 2008 and three new product lines in each of 2007 and 2006. We introduced 100 new standard products in 2008, 152 in 2007 and 91 in 2006, and also added custom products in comparable numbers during those years.

        Diverse customer base, end markets and applications.    The diversity of our customers, end markets and applications provides us with multiple long-term growth opportunities. In 2008, we sold our products to approximately 3,000 commercial and U.S. government customers for use in a variety of applications and end markets worldwide. Our principal end markets include:

Automotive	•	telematics and GPS systems
	•	collision avoidance, blind spot detection and intelligent cruise control
	•	pre-collision sensors
Broadband	•	cable TV and cable modems
	•	direct broadcast satellite
	•	fixed and mobile wireless networks

Cellular infrastructure	•	cellular telephone base stations and repeaters
	•	E911 and GPS location systems
	•	handheld radios and other mobile voice and data devices
Fiber optics	•	communications infrastructure
	•	fiber optic test equipment
	•	data processing equipment
Microwave and millimeterwave communications	•	high and low capacity point-to-point and multi-point radio systems
	•	commercial very small aperture terminal (VSAT) systems
	•	short range local area networks
Military	•	communications systems
	•	radar, guidance and electronic countermeasure systems
	•	sensing and detection platforms
Space	•	communication and imaging payloads
	•	command, control and communications for commercial, scientific and military spacecraft
Test and measurement	•	medical and industrial imaging systems
	•	homeland security systems
	•	telecommunications test equipment
	•	scientific and industrial equipment

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

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 730 standard products. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other vendor. The standard products listed in our catalog generally are purchased by multiple customers for use in a variety of applications.

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

  Our IC product lines

        We currently provide standard and custom semiconductor products spanning 20 product lines. Our product lines include most of the functional circuit blocks required to create both receiver and transmitter subsystems for any RF, microwave or millimeterwave application.

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

        1.    Amplifiers.    Amplifiers boost the gain, or power, of an RF, microwave or millimeterwave signal. We offer a broad line of amplifiers, including:

  •
  high power amplifier modules that are chassis mounted with standard connectors, offer power outputs up to 15 watts and can be easily inserted into RF and microwave communication, test and sensor systems;

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

        7.    Interface.    Interface products are used in the digital or analog control of RF, microwave, and millimeterwave integrated circuits. Our first interface product converts a serial or parallel logic input to a six bit wide complementary output, and can be used to simplify the control of digital attenuators, digital phase shifters, digital variable gain amplifiers and switch matrices.

        8.    Limiting amplifiers.    Limiting amplifiers increase the gain or power of an RF, microwave, millimeterwave or digital signal, and have the feature of adding more gain or power to low level signals, and less gain or power to high level signals. Our limiting amplifier product line is optimized for fiber optic communications and features low jitter and high data rate capability.

        9.    Mixers and converters.    Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the RF, microwave or millimeterwave signal. The input signal is combined with a fixed carrier signal generated by a local oscillator, or LO, to produce the higher or lower output frequency. Our standard mixer and converter products include:

  •
  mixers in a variety of types including balanced mixers, sub-harmonic mixers, mixers with LO drivers and I/Q mixers, each utilizing our proprietary transformer circuit technology; and

  •
  converters combining multiple functions, including LO drivers, gain blocks and low noise amplifiers, with the mixer circuit on a single IC.

        10.    Modulators.    Modulators combine a digital information signal with an analog carrier signal generated by a LO by varying the phase and amplitude of the carrier signal using one or more standard modulation protocols. We offer several types of standard modulator products that utilize a variety of modulation schemes, including our advanced low noise SiGe wideband modulators. Our modulator products include:

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

        11.    Oscillators.    An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators, or VCOs, can be varied by an analog DC input control voltage. We offer three types of MMIC oscillators:

  •
  wide band VCOs that offer octave tuning bandwidth;

  •
  narrow band VCOs that offer narrower frequency tuning and improved phase noise performance; and

  •
  phase lock oscillators that offer integrated phase lock loop (PLL) functionality.

Our standard VCO products cover the frequency spectrum of 2.0 to 25.0 GHz, while our custom VCOs cover frequency bands between 2.0 to 80.0 GHz. Our self-contained VCOs integrate all necessary circuitry on a single chip, so that no external components are required.

        12.    Passives.    Our passive product line consists of nine different fixed resistive attenuators which operate at frequencies up to 50GHz. These fixed attenuators, or pads, are used to accurately reduce the power level of a signal without distorting the signal's characteristics.

        13.    Phased lock loop.    PLL integrated circuits are used in conjunction with oscillators in RF, microwave, and millimeterwave signal generation circuitry to accurately select and stabilize the frequency of transmitted and received signals. Our PLL products are designed to minimize noise, allow wide input bandwidth and provide advanced features. Our PLL products coupled with our VCO products can offer customers state of the art signal generation performance.

        14.    Phase shifters.    Phase shifters are used to change the phase of an RF, microwave or millimeter wave signal while providing little or no amplitude change or distortion. High performance systems such as phased array radars, RF medical equipment, wide band electronic warfare receivers, and time domain systems require tight design control over a signal's phase. These systems often rely on phase shifter components to maintain this control.

  •
  Analog phase shifters provide continuous phase change as a function of control voltage, often allowing over 360 degrees of phase shift; and

  •
  Digital phase shifters provide discrete phase shift changes with a single control voltage, often in a combination of small and large phase steps.

        15.    Power detectors.    Power detectors convert RF signals to DC voltages that can be measured by simple digital circuitry. These devices correlate power levels in dBm to linear voltages.

        16.    Sensors.    Our sensors use RF, microwave and millimeterwave energy to detect, measure or form an image of an object. These sensor ICs integrate multiple circuit functions and are effectively subsystems on a chip. For example, our single chip sensors are used for range detection in multiple military and commercial applications.

        17.    Switches.    Switches are used to route RF, microwave or millimeterwave signals from one or more input paths to one or more output paths. Control of the selected input and output signal path is achieved via digital logic input. Our switches are designed to reduce signal loss, minimize noise and interference, and operate at high frequencies and power levels. Our standard switch products provide the following functionality:

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

        18.    Synthesizers.    Synthesizers generate a coherent set of RF, microwave or millimeterwave frequencies over a specified range of frequency and power. Synthesizers are generally used to generate the frequency that acts as a carrier for voice or data communication.

        19.    Transimpedance Amplifiers.    Transimpedance amplifiers are used between devices which have very different levels of impedance or resistance. Our transimpedance amplifier provides a differential output voltage that is proportional to the current at its input, and is optimized for photodiode and fiber optic data communication applications.

        20.    Variable gain amplifiers.    Variable gain amplifiers (VGAs) boost the gain or power of a RF, microwave or millimeterwave signal and have the feature of allowing the user to set the gain or power at a specific level. Our variable gain amplifier multichip modules (MCMs) utilize GaAs linear amplifiers, high performance six bit GaAs digital attenuators, and CMOS silicon drivers.

  Modules, subsystems and instrumentation

        We build upon our standard and custom products, our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise to offer our customers highly integrated modules and subsystems that are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings, and equipped with industry standard connectors to facilitate their rapid installation. Our modules and subsystems include:

  •
  connectorized modules, which utilize ICs from our product lines, housed in connectorized, hermetically sealed modules, for use in test and measurement equipment;

  •
  RF, microwave and millimeterwave receivers and synthesizers used in military communication, targeting, guidance and countermeasure systems;

  •
  telecom and test equipment modules, such as our jitter generator used in fiber optic test systems;

  •
  self-contained, 15-watt power amplifier, for use in test equipment and laboratory applications; and

  •
  instrumentation, such as our single and dual output synthesized signal generators for use in engineering, production, and reliability screening applications.

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

        In 2005 we opened a design center in Istanbul, Turkey. Also in August 2005, we acquired substantially all the assets of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado. In December 2006, we opened a design center in Ottawa, Ontario, Canada. In October 2007 we acquired a license to access certain integrated circuit design and background intellectual property from Northrop Grumman Space Technology sector, which is being used to further develop and expand Hittite's millimeterwave product line.

        We continuously develop products using our own specifications, guided by input from our customers and end markets, that combine technological innovation and general application. Our team of experienced engineers also works closely with many of our customers to develop and introduce custom products that address the specific requirements of those customers.

Sales, Marketing and Support

        We sell our products worldwide through multiple channels, including our worldwide direct sales force and applications engineering staff, our network of domestic and international independent sales representatives and our website. In addition, many of our standard products are available for sale in North America through our distributor, Future Electronics. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support offices in the United States, China, Germany, Japan, Korea, Sweden, and the United Kingdom. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

        Our direct sales force and applications engineers provide our customers with technical assistance regarding the selection and use of our products. We believe that maintaining a close relationship with our customers and providing them with technical support improves their level of satisfaction and enables us to anticipate and influence their future product needs. We provide ongoing technical training to our distributor and sales representatives to keep them informed of our existing and new products. Our website also provides our customers with on-line tools and technical resources to help them select and use our products.

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

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our principal foundries are Atmel Semiconductor, Global Communications Semiconductors, IBM, Jazz Semiconductor, Cobham plc (formerly M/A-COM, a division of Tyco), Northop Grumman, Taiwan Semiconductor Manufacturing Company, TriQuint Semiconductor, United Monolithic Semiconductors and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

        For most of our products, the production process begins with a GaAs or silicon semiconductor substrate, or wafer. The foundry that we select to manufacture a particular product utilizes a set of masks that are generated from our proprietary circuit layout designs. Completed wafers or die are shipped by the foundry to us or to our third-party packaging vendors. Depending on the application, the integrated circuit may be sold as bare die or assembled into an injection molded plastic package or a ceramic or metal package or housing, using a wide variety of packaging technologies. Standard plastic packaged parts are assembled by third-party suppliers located primarily in Asia and the United States, while packaging of high value package components is performed at our Chelmsford facility. Following the assembly process, we perform a final test for validation, inspection and quality assurance purposes on all finished products before they are shipped to our customers.

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

        We conduct environmental screening on production material, including tests such as temperature cycling and temperature shock, constant acceleration, mechanical vibration and shock, liquid and ambient burn-in, fine and gross hermeticity leak test and particle impact noise detection. Our reliability test equipment includes high temperature life-test equipment, highly accelerated stress test and infrared reflow testing and acoustic sonic scanning, as well as field emission scanning electron microscope (SEM) and energy dispersive (x-ray) spectroscopy (EDS) capability.

Quality Assurance

        We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time, and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2000 certified. The ISO 9001:2000 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. All of our independent foundries and packaging and test subcontractors have been awarded ISO 9000 certification. We are ISO/TS 16949:2002 certified for the design, manufacture and sale of plastic-encapsulated analog and mixed-signal ICs for RF, microwave and millimeterwave applications for the automotive industry. Recently, we expanded our quality initiatives and certifications to include S20.20 electrostatic discharge (ESD) management system certification and AS-9100 aerospace certification. These certifications evidence the fact that our operating policies and procedures satisfy industry requirements for our products' ESD protection and aerospace manufacturing controls. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we have processes in place to manufacture parts to the requirements of MIL-PRF-38543/38535.

Competition

        The markets for our products are highly competitive and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. Because of the breadth and diversity of our product lines and end markets, our competition is fragmented, and there is no principal competitor that we encounter in most or all of our markets. Our competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices and Cobham, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, and TriQuint Semiconductor. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of our competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, including Cobham, United Monolithic Semiconductor and TriQuint Semiconductor.

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

Employees

        As of December 31, 2008, we had 332 full-time employees, compared with 315 full-time employees at December 31, 2007. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position
Stephen G. Daly	43	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	57	Vice President, Chief Financial Officer and Treasurer
Norman G. Hildreth, Jr.	45	Vice President of Sales and Marketing
Brian J. Jablonski	49	Vice President of Operations
Michael A. Olson	48	Vice President of Engineering
Ernest L. Godshalk	63	Director
Rick D. Hess	55	Director
Adrienne M. Markham	57	Director
Brian P. McAloon	58	Director
Cosmo S. Trapani	70	Director
Franklin Weigold	70	Director

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

        Ernest L. Godshalk is Managing Director of ELGIN Management Group, a private investment company. From 2001 until his retirement in 2004, Mr. Godshalk served as President, Chief Operating Officer and a director of Varian Semiconductor Equipment Associates, Inc., a manufacturer of semiconductor processing equipment. Previously, he served as Varian's Vice President and Chief Financial Officer. He is a director of Verigy Ltd. and of GT Solar International Inc. Mr. Godshalk received his B.A. from Yale University in 1967 and his M.B.A. from Harvard University in 1969.

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

        Adrienne M. Markham has been a director in the law firm of Goulston & Storrs, a Professional Corporation, since 1991. Ms. Markham brings 25 years of experience focusing on employment and corporate litigation. She has been an advisor to several bio-science and bio-tech firms. Ms. Markham received a B.S. in Education from Boston University and a J.D. from Suffolk University School of Law.

        Brian P. McAloon was, from 2001 to March 2008, Group Vice President of the DSP and Systems Products Group of Analog Devices, Inc., a provider of semiconductors for high performance signal processing applications. He also served in a number of other roles at Analog Devices, including Vice President, Sales, Vice President, Sales and Marketing—Europe and Southeast Asia and General

Manager, Analog Devices, B.V. Mr. McAloon received his B.Sc. in Electronics and Electrical Engineering from Glasgow University.

        Cosmo S. Trapani has served as a member of our board of directors since 2000. From 2000 to 2002, Mr. Trapani served as Vice President and Chief Financial Officer of PRI Automation, Inc. From 1999 to 2000, Mr. Trapani was Senior Vice President and Chief Financial Officer at Circor International, Inc., a manufacturer of fluid control systems. From 1990 to 1998, Mr. Trapani was Executive Vice President and Chief Financial Officer of Unitrode Corporation, a manufacturer of analog and mixed-signal integrated circuits. Prior to Unitrode Mr. Trapani was Vice President Finance for Instron Corporation, a testing products company, and Corporate Controller and General Manager of Computervision CAD/CAM Division, an integrated computer systems company. Mr. Trapani was a member of the board of directors and Chairman of the audit committee of Ibis Technology, a manufacturer of equipment for the semiconductor industry. Mr. Trapani is a Certified Public Accountant and has been a member of various societies including AICPA, Massachusetts Society of CPAs, Board of Directors of Massachusetts Society of CPAs and Chapter President of IMA. Mr. Trapani received a B.S. from Boston College and was a Commanding Officer in the U.S. Army.

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

        The current global recession and related credit crisis are likely to adversely affect our business, results of operations and financial condition.

        The global economy is currently experiencing a recession that has affected all sectors of the economy and that has continued to deepen, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets also are experiencing extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business is being significantly affected by these conditions in the first quarter of 2009, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If the current uncertain economic conditions continue or further deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

  •
  reduced demand for our products;

  •
  increased risk of order cancellations or delays;

  •
  increased pressure on the prices for our products;

  •
  greater difficulty in collecting accounts receivable; and

  •
  risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our bank line of credit when needed.

        We are unable to predict the likely duration and severity of the current global downturn and disruption in credit and financial markets, but the longer the duration the greater the risks we face in operating our business.

        We do not expect revenue growth in the near term.

        Thus far in 2009, we have seen a significant decrease in customer bookings across our major end-markets, as the current global economic downturn and related credit crisis have begun to affect us along with the entire semiconductor industry. Although we believe that we have excellent prospects for long-term growth once global economic conditions improve, we believe that we currently are in a period of low to negative growth, the duration of which we cannot predict. Taking into account the likely impact of the current global economic downturn and related disruption in credit markets on our major end-markets, we expect revenues in the first quarter of 2009 to decrease to $36.0 to $38.0 million, compared to $46.4 million for the fourth quarter of 2008. Further reductions in demand and the possibility that economic conditions will deteriorate further may cause us to be unable to meet our expected revenues for the first quarter of 2009. Further, there can be no assurance that our revenues for the next three or more fiscal quarters will meet or exceed that level.

        Our efforts to control operating expenses during the current global recession may limit our ability to maintain our competitive position and meet operational challenges, which could harm our business and financial results.

        Effectively managing our operations and maintaining our competitiveness while continuing to deliver acceptable financial performance in this environment represents a significant challenge. In light of the current global recession, we have taken steps beginning in the first quarter of 2009 to limit increases in and, in some cases, reduce our operating expenses. The expense control measures we are undertaking could limit our ability to meet our product development targets and make necessary improvements to our operational, financial and information technology organizations and systems. Should economic conditions deteriorate further, we may decide to reduce operating expenses further, which could harm our business. If we are unable or choose not to reduce operating expenses further, our profitability may suffer.

        Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

        We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, such as those who serve the military and space industries, place long-term orders with us or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our turns business. Accurately forecasting our turns business and our total revenue in any quarter is difficult. In addition, our business is being adversely affected by recent global economic factors, which has made it more difficult for our customers and for us to forecast our near term results. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

  •
  changes in demand for our products due to global economic conditions;

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

  •
  our gain or loss of a key customer;

  •
  the availability, cost and quality of materials and components that we purchase from third-party vendors and any problems or delays in the fabrication, assembly, testing or delivery of our products;

  •
  changes in our effective tax rate;

  •
  changes in our product mix or customer mix; and

  •
  the quality of our products and any remediation costs.

        Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

        Our gross margins fluctuate from period to period, and such fluctuation could affect our results of operations.

        Our gross margins have fluctuated on a quarterly basis. For example, our quarterly gross margin during the last twelve quarters has ranged from a low of 70.1% to a high of 73.7%. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margins also can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margins would affect our profitability and likely have an adverse effect on our stock price.

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

        We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Atmel Semiconductor in Germany, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Cobham in Virginia and Massachusetts, Northrop Grumman Space Technology sector in California, Taiwan Semiconductor Manufacturing Company in Taiwan, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property, as a result of activities by our foundries. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 34.6% in 2008, 38.8% in 2007 and 42.7% in 2006. No single customer exceeded 10% of our total revenue in 2008, 2007 or 2006. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

        The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, has increased from 54% in 2006 to 56% in 2007 and 59% in 2008. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices, Cobham and Narda, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as Cobham, UMS and TriQuint Semiconductor. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

        Our new test and measurement instrument products, such as our HMC-T1000 and HMC-T2000 signal generators, are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our new test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenues, loss of market share or failure to achieve market acceptance. We may conclude that it is advisable or necessary, in order to promote the sale of these products, to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our new test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

        We could be subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

        In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any liabilities as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have from time to time received notice of such claims from third parties and we could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement. During the first quarter of 2008, we received a letter from a third party asserting that sales by us of certain of our products infringe a patent that allegedly applies to a semiconductor process used by certain of our foundries in manufacturing wafers they supply to us for use in these products. We are investigating this claim of infringement. We believe that to the extent that we might incur liability as a result of infringement by any of our foundries of this or any other third party's patent, we would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against us in which it alleges that certain of our products infringe patents held by the third party. We have filed an answer denying that we infringe and asserting defenses, including that the patents in question are invalid. However, there can be no assurance that this or any other pending or future litigation or claim relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If we were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

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

        Our financial results are exposed to the cyclicality of the semiconductor industry.

        The current global recession has reduced demand in the semiconductor industry as well as numerous other industries. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We experienced slower growth during periods of weak demand in the past, and our business may be adversely impacted by any downturns in the future. Future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

        If our principal end markets fail to grow or experience declines, our revenue may suffer.

        Although our products are used in a variety of end markets, our future growth depends to a significant extent on the success of our principal end markets, which include automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space, and test and measurement systems. Given the current economic climate, the rate at which these markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

        If we fail to comply with export control regulations we could be subject to substantial fines or other sanctions.

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

        In connection with our United States government business, we are also subject to government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business.

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

        Some of our long-term contracts may be terminated for the convenience of the customer and may involve significant expenditures on our part that, if the contract is terminated early, we may be unable to recover.

        Our United States government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. Some of our contracts, such as our recently announced $35 million production order for microwave subsystems that will be used in an advanced U.S. military weapon system, are long-term contracts for the manufacture of complex subsystems for which we are required to expand our production facilities, hire additional personnel, incur costs to meet customer qualification requirements and make other substantial investments in advance of our receipt of significant revenues. If such a contract is terminated, in addition to the loss of anticipated revenue, we may be unable to recover all of our costs incurred or committed.

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

        Dr. Ayasli, our founder and a principal stockholder, controls approximately 30% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

        Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 30% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

        Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

        As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

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

        We could be the subject of securities class action litigation due to stock price volatility, which could divert management's attention and adversely affect our financial position or results of operations.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts in a 71,000 square foot building that we own. We occupy leased premises of approximately 13,000 square feet for our design center in Colorado Springs, Colorado; 4,000 square feet for our design center in Istanbul, Turkey; and 7,000 square feet for our design center in Ottawa, Ontario, Canada. We also occupy approximately 1,000 square feet or less for each of our sales offices in China, Germany, Japan, Korea, Sweden and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.    Legal Proceedings

        In September 2008, Analog Devices, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, in which it alleges that certain of our products infringe patents held by Analog Devices. We have filed an answer denying that we infringe and asserting defenses, including that the patents in question are invalid.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol HITT.

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$49.27	$30.82	$45.00	$31.59
Second Quarter	43.79	35.62	47.63	39.10
Third Quarter	36.58	29.19	46.24	37.22
Fourth Quarter	33.82	23.77	50.68	41.15

        As of December 31, 2008, our common stock was held by approximately 420 shareholders of record.

        On July 27, 2005, we paid a cash dividend in the aggregate amount of approximately $34.2 million to our stockholders of record at June 24, 2005. The dividend was funded out of our then-existing cash and cash equivalents. Our board of directors found it prudent and consistent with our historical policy as a then-private company to return retained earnings to the holders of our capital stock in the form of a cash dividend, prior to, and contingent upon, the closing of our initial public offering. We have not paid cash dividends since that time, and do not anticipate paying cash dividends for the foreseeable future.

Stock Repurchase Program

        In April 2008, our Board of Directors authorized a stock repurchase program providing for repurchases of up to 1.7 million shares of our outstanding common stock over a period of three years, and authorizing additional stock repurchases to offset future equity grants. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended December 31, 2008, we repurchased 678,822 shares of our common stock at a cost of $19.4 million, as set forth in the table below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(1)
October 2008	215,180	$28.59	215,180
November 2008	247,751	28.21	247,751
December 2008	215,891	28.75	215,891

Total	678,822		678,822	$20,519

(1)
Value based on an aggregate of 696,493 shares, including 383,493 shares remaining authorized for repurchase pursuant to the original 1.7 million share authorization and an additional 313,000 shares to offset restricted stock awards granted subsequent to April 2008, at an assumed purchase price of $29.46 per share, which was the last sale price of our common stock on December 31, 2008, as reported by the Nasdaq Global Market.

        For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*

Among Hittite Microwave Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

    * $100 invested on 7/22/05 in stock or 6/30/05 in index—including reinvestment of dividends.

	7/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
Hittite Microwave Corporation	100.00	104.11	118.97	173.32	185.91	228.79	166.17	206.53	219.69	226.99	245.55	192.39	183.14	172.75	151.47
NASDAQ Composite	100.00	105.46	108.45	115.91	108.26	112.93	121.55	122.10	130.71	136.21	132.71	114.05	115.21	102.24	77.32
Philadelphia Semiconductor	100.00	105.05	109.04	102.70	94.89	100.55	100.45	98.48	112.35	114.34	104.87	89.98	94.42	79.64	60.02

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the last five fiscal years.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$180,251	$156,412	$130,290	$80,677	$61,671
Cost of revenue	51,556	45,363	35,398	25,715	22,670

Gross profit	128,695	111,049	94,892	54,962	39,001
Operating expenses:
Research and development	24,438	18,546	15,179	10,800	7,665
Sales and marketing	15,988	13,313	11,183	8,648	7,716
General and administrative	8,347	7,316	6,501	3,408	2,922
In-process research and development	—	—	—	1,778	—

Total operating expenses	48,773	39,175	32,863	24,634	18,303

Income from operations	79,922	71,874	62,029	30,328	20,698
Interest income	3,420	5,474	3,180	1,090	232
Interest expense	—	—	(30)	(54)	(87)
Other income (expense), net	(343)	74	109	—	—

Income before income taxes	82,999	77,422	65,288	31,364	20,843
Provision for income taxes	29,157	26,184	22,598	10,286	7,429

Net income	53,842	51,238	42,690	21,078	13,414
Accretion on redeemable convertible preferred stock	—	—	—	944	1,525

Net income attributable to common stockholders	$53,842	$51,238	$42,690	$20,134	$11,889

Earnings per share attributable to common stockholders:
Basic	$1.77	$1.67	$1.43	$0.76	$0.48
Diluted	$1.74	$1.64	$1.38	$0.71	$0.45
Weighted average shares outstanding:
Basic	30,473	30,630	29,856	25,085	22,246
Diluted	30,955	31,263	30,882	26,822	23,707
Cash dividend declared and paid per common share	$—	$—	$—	$1.36	$—

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$180,856	$65,735	$83,798	$40,559	$24,548
Short-term available-for-sale investments	—	99,007	38,757	22,082	—
Working capital	216,894	192,530	142,133	70,762	32,991
Total assets	255,084	234,495	172,671	94,397	55,231
Long-term debt	—	—	—	213	579
Redeemable convertible preferred stock	—	—	—	—	20,591
Stockholders' equity	236,929	216,293	156,162	83,330	23,723

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

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 24-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

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

  •
  In 2001, we opened our first international sales office in the United Kingdom, and began to focus on expanding our international business. We have since opened sales and technical support offices in China, Germany, Japan, Korea and Sweden, to complement our United States offices. In 2008, we derived 59% of our revenue from customers outside the United States.

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

  •
  In 2008, we introduced the 13th annual edition of our product catalog. We currently offer more than 730 standard products in our catalog and many more custom products, spanning 20 product lines.

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

        Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. We are no longer eligible to compete for new SBIR awards and over the next three fiscal quarters will complete substantially all of our existing SBIR projects and phase out our participation in the SBIR program. Revenue from SBIR contracts was immaterial in 2008. There will be no impact on our other U.S. government- or commercial-sponsored research and development activities. Research and development expense will increase as we reassign engineering resources from government-sponsored SBIR programs to Hittite funded research and development projects.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, stock-based compensation, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

        Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of our products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. For arrangements that involve multiple elements, we record revenue in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue earned on these arrangements is allocated among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. We maintain a reserve for potential sales returns and allowances. Returns and customer credits are infrequent and are recorded as a reduction to revenue. A portion of our sales are made to a distributor under an agreement that provides for limited product return privileges. As a result, we defer recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers is recorded under the provisions of the American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally, revenue from these contracts is recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Where appropriate, we use an output measure, such as units delivered, to measure progress toward completion. Estimated revenue in excess of amounts billed are reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, which can result in excess or obsolete inventory. We recorded expense of $1,678,000, $655,000 and $270,000 in 2008, 2007 and 2006, respectively, to reduce inventory to its net realizable value. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

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

        Stock-based compensation.    Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R), using the modified prospective method. SFAS 123(R) requires for all share-based payments that compensation cost be measured at fair value on date of grant and that this cost be recognized as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock is determined based on the excess of the quoted price of our common stock on the date of grant over the exercise price of the restricted stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the expected life of each equity instrument and the amount of share-based payments that will ultimately either vest or be forfeited. We consider many factors when estimating expected forfeitures, including the type of the award, employee group, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. See Note 12 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding our stock-based compensation.

        Income taxes.    We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related assets or liabilities are settled or the reported amount of the assets are recovered, hence giving rise to a deferred tax asset or liability. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets. Effective January 1, 2007, we adopted Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. The assessment of each tax position and the application of the measurement methodology of FIN 48 requires significant judgment. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits or the expiration of statutes of limitations, which may result in charges or credits to the provision for income taxes. See Note 13 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding FIN 48.

Factors and Trends That Affect Our Results of Operations

        In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

        Revenue.    From 2003 to 2008, our revenue grew from $42.0 million to $180.3 million, representing a compound annual growth rate of 33.8%. However, while we achieved record results in 2008, our year-over-year revenue growth has slowed, from 61.4% in 2006 to 20.0% in 2007 and 15.2% in 2008. Furthermore, we have seen an abrupt decrease in customer bookings across our major end-markets thus far in 2009, as the current global economic downturn and related credit crisis have begun to affect us along with the entire semiconductor industry. Although we believe that our prospects for long-term growth once global economic conditions improve are excellent, we believe that we currently are in a period of low to negative growth, the duration of which we cannot predict. Taking into account the likely impact of the current global economic downturn and related disruption in credit markets on our major end-markets, we expect revenues in the first quarter of 2009 to decrease to $36.0 to $38.0 million, compared to $46.4 million for the fourth quarter of 2008. Further reductions in demand and the possibility that economic conditions will deteriorate further may cause us to be unable to meet our expected revenues for the first quarter of 2009. Further, there can be no assurance that our revenues for the next three or more fiscal quarters will meet or exceed that level. In light of the current global recession, we have taken steps beginning in the first quarter of 2009 to limit increases in and, in some cases, reduce our operating expenses. Should economic conditions deteriorate further, we may decide to reduce operating expenses further.

        Gross margin.    One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. In the last three years our gross margins were 71.4% in 2008, 71.0% in 2007 and 72.8% in 2006. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

        Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and end markets. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter. The difficulty of this task is compounded by the uncertainties we and our customers face, related to the current global economic downturn.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 34.6% in 2008, 38.8% in 2007 and 42.7% in 2006. No single customer exceed 10% of our total revenue in 2008, 2007 or 2006. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue.

        Need for continued product and technology innovation.    We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us significant competitive advantage and have contributed significantly to our recent revenue growth. We introduced 91 new standard catalog products in 2006, 152 in 2007 (including 51 Velocium products), and 100 in 2008. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

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

        Need to continue to expand the diversity of our product lines, customer base, end markets and target applications.    The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand, which occur even during periods of growth in the broader economy. For example, our revenue growth rate was largely flat in 2001 and 2002 as a result of a downturn in the telecommunications industry. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and end markets and the range of applications that our products address.

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenue	$180,251	$156,412	$130,290
Cost of revenue	51,556	45,363	35,398

Gross profit	128,695	111,049	94,892
Operating expenses:
Research and development	24,438	18,546	15,179
Sales and marketing	15,988	13,313	11,183
General and administrative	8,347	7,316	6,501

Total operating expenses	48,773	39,175	32,863

Income from operations	79,922	71,874	62,029
Interest income	3,420	5,474	3,180
Interest expense	—	—	(30)
Other income (expense), net	(343)	74	109

Income before income taxes	82,999	77,422	65,288
Provision for income taxes	29,157	26,184	22,598

Net income	$53,842	$51,238	$42,690

	Years Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of revenue	28.6	29.0	27.2

Gross profit	71.4	71.0	72.8
Operating expenses:
Research and development	13.6	11.9	11.6
Sales and marketing	8.9	8.5	8.6
General and administrative	4.6	4.7	5.0

Total operating expenses	27.1	25.0	25.2

Income from operations	44.3	46.0	47.6
Interest income	1.9	3.5	2.4
Other income (expense), net	(0.2)	0.0	0.1

Income before income taxes	46.0	49.5	50.1
Provision for income taxes	16.2	16.7	17.3

Net income	29.9%	32.8%	32.8%

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

        Revenue.    Our revenue increased $23.8 million, or 15.2%, to $180.3 million in 2008, from $156.4 million in 2007. The growth was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications, and military markets. Our sales growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. Revenue from sales to customers outside the United States accounted for 59.3% of our total revenue in 2008, compared with 56.4% in 2007.

        Cost of revenue and gross margin.    Our cost of revenue increased $6.2 million, or 13.7%, to $51.6 million in 2008, from $45.4 million in 2007, primarily as a result of our increased revenue. In 2008, our gross margin was 71.4%, compared with 71.0% in 2007. The increase in gross margin was primarily attributable to a favorable change in product mix and a decrease in direct production material costs, partially offset by an increase in higher volume orders, on which we offer higher discounts, an increase in indirect manufacturing costs and higher project costs on certain government contracts.

        Research and development expense.    Our research and development expense increased $5.9 million, or 31.8%, to $24.4 million in 2008, from $18.5 million in 2007, and represented 13.6% of our revenue in 2008 compared with 11.9% in 2007. The increase in our research and development expense was attributable to a $3.9 million increase in personnel costs, primarily associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities, as well as the growth of our engineering organization. In addition, we experienced a $0.8 million increase in depreciation, a $0.5 million increase in engineering material and a $0.7 million net increase in other costs.

        Sales and marketing expense.    In 2008, our sales and marketing expense increased $2.7 million, or 20.1%, to $16.0 million in 2008, from $13.3 million in 2007, and represented 8.9% of our revenue in 2008 compared with 8.5% in 2007. The increase in our sales and marketing expense was primarily attributable to a $1.3 million increase in personnel costs, associated with the growth of our worldwide direct sales and marketing organization, $0.8 million of intangible asset amortization related to the October 2007 Velocium strategic agreement, a $0.4 million increase in third party commissions and a $0.2 million net increase in other costs.

        General and administrative expense.    In 2008, our general and administrative expense increased $1.0 million, or 14.1%, to $8.3 million in 2008, from $7.3 million in 2007, and represented 4.6% of our revenue in 2008 compared with 4.7% in 2007. The increase in our general and administrative expense was primarily attributable to a $0.9 million increase in professional fees and a $0.3 million increase in personnel costs, primarily due to equity compensation expense, partially offset by a $0.2 million net decrease in other costs.

        Interest income.    In 2008, our interest income decreased $2.1 million to $3.4 million, compared with $5.5 million in 2007, as the increase in our cash and investment balances was more than offset by lower effective yields, due to prevailing market conditions.

        Other income (expense), net.    In 2008, other expense was $0.3 million, compared with other income of $0.1 million in 2007. Activity in both periods related primarily to foreign currency transaction gains and losses recognized arising in the normal course of business.

        Provision for income taxes.    Our provision for income taxes increased $3.0 million, to $29.2 million in 2008, from $26.2 million in 2007, representing an effective tax rate of 35.1% in 2008 and 33.8% in 2007. The effective tax rate increased primarily as a result of the decrease in our tax-exempt interest income and the elected tax treatment for certain federal and state deductions and incentives provided for under the American Jobs Creation Act of 2004.

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

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 31, 2008 consisted of our cash and cash equivalents of $180.9 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of December 31, 2008.

        For the year ended December 31, 2008, cash provided by our operations was $60.0 million, of which the principal components were our net income of $53.8 million and non-cash charges of $14.5 million, partially offset by a net increase in deferred taxes of $1.7 million and a net increase in operating assets and liabilities of $6.7 million. The net increase in operating assets and liabilities includes an increase in accounts receivable of $5.3 million and a decrease in deferred revenue and customer advances of $2.6 million, due to our increase in revenue and the timing of customer invoices, and an increase in other net operating assets and liabilities of $1.4 million, partially offset by a $2.6 million increase in our net payable for income taxes.

        For the year ended December 31, 2008, we invested $5.2 million in the purchase of capital equipment, primarily for engineering and production equipment. We invested $28.3 million in short-term available-for-sale investments and received $127.3 million in proceeds from the sales and maturities of such securities in the normal course of business. We received $2.3 million from the exercise of stock options and $1.0 million from the tax benefit related to these exercises.

        In April 2008, our board of directors authorized a stock repurchase program. The program authorized the repurchase of up to 1.7 million shares over a period of three years and authorized additional stock repurchases to offset future equity grants. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Through December 31, 2008, we repurchased 1,316,507 shares of our common stock for $41.6 million. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

        We believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, the expansion of our sales and marketing activities, the timing and introduction of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, as well as long-term production contracts that require longer than 12 months to perform and for which funding is committed. At December 31, 2008, our backlog was $39.6 million, compared to $36.5 million at December 31, 2007.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2 which delayed the effective date of SFAS 157 for us to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP SFAS 157-2. Such adoption did not have a material impact on our financial position or results of operations. We do not believe that the January 1, 2009 adoption of SFAS 157 with respect to non-financial assets and non-financial liabilities, as prescribed by FSP SFAS 157-2, will have a material effect on our financial position or results of operations. See Note 3 to the Consolidated Financial Statements included in this Form 10-K for disclosures regarding the fair value of our financial instruments.

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

        In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, results of operations and cash flows. SFAS 161 will be effective for us on January 1, 2009. We do not believe that the adoption of SFAS 161 will have a material effect on our financial position or results of operations.

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

Contractual Obligations

        At December 31, 2008, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,423	$510	$791	$122	$—

        We adopted FIN 48 effective January 1, 2007. As of December 31, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $4.7 million. Although it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of the $4.7 million, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents and any outstanding debt, as well as foreign exchange rate risk. We do not have material equity price risk as our equity investments are not significant.

        Interest rate risk.    The primary objectives of our investment activity are to preserve principal, provide liquidity and earn a reasonable return. To minimize market risk, we maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly rated, short-term government and commercial securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

        Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At December 31, 2008, there were no borrowings outstanding on this credit facility.

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

        This information is incorporated by reference from pages F-1 through F-24 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding directors set forth under the caption "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009 (the "Definitive Proxy Statement") is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-24):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2008 and 2007

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

  •
  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

  •
  Notes to Consolidated Financial Statements

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the "2005 Report on Form 8-K").
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the 2005 Report on Form 8-K).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-51448).
*10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation.
*10.3	Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.4	2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).
10.5	Registration Rights Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation, Dr. Yalcin Ayasli and the holders of Hittite Microwave Corporation's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-124664).
10.7	Equipment and Commercial Revolving Line of Credit Agreement, dated September 30, 2001, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-124664).

10.8	Security Agreement, dated September 30, 2001, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-124664).
10.9	First Amendment to Equipment and Commercial Revolving Line of Credit Agreement and Ratification of Loan Documents, dated June 25, 2003, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-124664).
10.10	Second Amendment to Equipment and Commercial Revolving Line of Credit Agreement and Ratification of Loan Documents, dated July 7, 2004, by and between Hittite Microwave Corporation and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-124664).
10.11	Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Cosmo Trapani (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-124664).
10.12	Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Bruce Evans (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-124664).
10.14	Noncompete Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Dr. Yalcin Ayasli (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-124664).
10.15	Noncompete Agreement, dated April 5, 2002, by and between Hittite Microwave Corporation and Norm Hildreth (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-124664).
10.16	Non-solicitation Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Stephen G. Daly (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-124664).
10.17	Non-solicitation Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Michael J. Koechlin (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, File No. 333-124664).
10.18	Proprietary Information, Confidentiality and Inventions Agreement, dated November 16, 2000, by and between Hittite Microwave Corporation and Dr. Yalcin Ayasli (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-124664).
10.19	Proprietary Information, Confidentiality and Inventions Agreement, dated June 17, 1996, by and between Hittite Microwave Corporation and Stephen Daly (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-124664).
10.20	Proprietary Information, Confidentiality and Inventions Agreement, dated February 18, 1992, by and between Hittite Microwave Corporation and Norm G. Hildreth (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-124664).
10.21	Proprietary Information, Confidentiality and Inventions Agreement, dated December 13, 1999, by and between Hittite Microwave Corporation and Michael Koechlin (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-124664).
10.22	Noncompete Agreement, dated March 1, 2001, by and between Hittite Microwave Corporation and William Boecke (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, File No. 333-124664).
10.23	Proprietary Information, Confidentiality and Inventions Agreement, dated March 1, 2001, by and between Hittite Microwave Corporation and William Boecke (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-124664).
10.24	Proprietary Information, Confidentiality and Inventions Agreement, dated May 4, 2004, by and between Hittite Microwave Corporation and Brian J. Jablonski (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-51448).

*10.25	Non-employee director compensation plan.
10.26	Amended and Restated Credit Agreement dated July 31, 2006 by and between the Company and Citizens Bank of Massachusetts (schedules omitted), and Revolving Credit Note dated July 31, 2006 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51448).
10.27	Proprietary Information, Confidentiality and Inventions Agreement, dated December 1, 2006, by and between Hittite Microwave Corporation and Michael A. Olson (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-51448).
10.28	First Amendment to Amended and Restated Credit Agreement and Ratification of Loan Documents dated August 31, 2007 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-51448).
10.29	Second Amendment to Amended and Restated Credit Agreement and Ratification of Loan Documents dated August 18, 2008.
*10.30	Form of Indemnification Agreement dated Dcember 10, 2008, between Hittite Microwave Corporation and each of Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Frankin Weigold.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. DALY Stephen G. Daly	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2009
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	February 27, 2009
/s/ RICK D. HESS Rick D. Hess	Director	February 27, 2009
/s/ ADRIENNE M. MARKHAM Adrienne M. Markham	Director	February 27, 2009
/s/ BRIAN P. MCALOON Brian P. McAloon	Director	February 27, 2009
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 27, 2009
/s/ FRANKLIN WEIGOLD Franklin Weigold	Director	February 27, 2009

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2009

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$180,856	$65,735
Available-for-sale investments	—	99,007
Accounts receivable, net of allowance for doubtful accounts of $234 and $236, respectively	27,650	22,253
Inventories	13,981	14,129
Deferred costs	139	242
Income taxes receivable	20	1,072
Prepaid expenses and other current assets	1,127	677
Deferred taxes	6,206	4,281

Total current assets	229,979	207,396
Property and equipment, net	17,927	18,824
Other assets	7,178	8,275

Total assets	$255,084	$234,495

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,778	$2,647
Accrued commissions	1,307	1,225
Accrued payroll and benefits	2,497	2,382
Accrued other expenses	3,032	2,514
Customer advances	723	1,598
Deferred revenue	2,748	4,500

Total current liabilities	13,085	14,866
Long-term income taxes payable	4,689	3,180
Deferred taxes	381	156

Total liabilities	18,155	18,202

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,291 and 31,076 shares issued and outstanding at December 31, 2008 and 2007, respectively	303	311
Additional paid-in capital	121,274	112,291
Accumulated other comprehensive income (loss)	(73)	551
Retained earnings	115,425	103,140

Total stockholders' equity	236,929	216,293

Total liabilities and stockholders' equity	$255,084	$234,495

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenue	$180,251	$156,412	$130,290
Cost of revenue	51,556	45,363	35,398

Gross profit	128,695	111,049	94,892

Operating expenses:
Research and development	24,438	18,546	15,179
Sales and marketing	15,988	13,313	11,183
General and administrative	8,347	7,316	6,501

Total operating expenses	48,773	39,175	32,863

Income from operations	79,922	71,874	62,029
Interest income	3,420	5,474	3,180
Interest expense	—	—	(30)
Other income (expense), net	(343)	74	109

Income before income taxes	82,999	77,422	65,288
Provision for income taxes	29,157	26,184	22,598

Net income	$53,842	$51,238	$42,690

Earnings per share:
Basic	$1.77	$1.67	$1.43
Diluted	$1.74	$1.64	$1.38
Weighted average shares outstanding:
Basic	30,473	30,630	29,856
Diluted	30,955	31,263	30,882

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Compensation	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	28,684	$287	(12)	$(95)	$75,388	$(48)	$(1,566)	$9,364	$83,330
Exercise of stock options	1,866	19			9,485				9,504
Foreign currency translation						202			202	$202
Stock-based compensation expense					3,067				3,067
Net income								42,690	42,690	42,690
Excess income tax benefit related to stock-based compensation plans					17,326				17,326
Treasury stock returned to unissued	(25)	0	25	95	(95)				—
Issuance of restricted and unrestricted common stock under stock plan, net of forfeitures	182	1	(13)		39				40
Reclassification of deferred compensation upon adoption of SFAS 123(R)					(1,566)		1,566		—
Unrealized losses on available-for-sale investments, net of tax						3			3	3

Comprehensive income										$42,895

Balance, December 31, 2006	30,707	307	—	—	103,644	157	—	52,054	156,162
Exercise of stock options	276	3			2,731				2,734
Foreign currency translation						394			394	394
Stock-based compensation expense					4,087				4,087
Net income								51,238	51,238	51,238
Excess income tax benefit related to stock-based compensation plans					1,830				1,830
Issuance of restricted common stock under stock plan, net of forfeitures	93	1			(1)				—
Reduction in retained earnings upon the adoption of FIN 48								(152)	(152)

Comprehensive income										$51,632

Balance, December 31, 2007	31,076	311	—	—	112,291	551	—	103,140	216,293
Exercise of stock options	181	2			2,309				2,311
Foreign currency translation						(624)			(624)	(624)
Stock-based compensation expense					5,668				5,668
Net income								53,842	53,842	53,842
Excess income tax benefit related to stock-based compensation plans					1,009				1,009
Issuance of restricted common stock under stock plan, net of forfeitures	350	3			(3)				—
Purchase of Company common stock	(1,316)	(13)						(41,557)	(41,570)

Comprehensive income										$53,218

Balance, December 31, 2008	30,291	$303	—	$—	$121,274	$(73)	$—	$115,425	$236,929

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$53,842	$51,238	$42,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,675	4,744	3,847
Amortization	1,443	261	125
Provision for doubtful accounts	46	28	67
Provision for excess or obsolete inventory	1,678	655	270
Deferred taxes	(1,700)	(987)	(2,075)
Stock-based compensation	5,668	4,087	3,067
Changes in operating assets and liabilities:
Accounts receivable	(5,252)	(3,843)	(8,735)
Inventories	(1,530)	(3,835)	(6,342)
Deferred costs	103	164	(124)
Other assets	(920)	(419)	(632)
Deferred revenue and customer advances	(2,627)	347	2,736
Accounts payable	131	1,168	189
Accrued expenses	765	1,208	1,100
Income taxes	2,638	(1,553)	2,236

Net cash provided by operating activities	59,960	53,263	38,419

Cash flows from investing activities:
Purchases of property and equipment	(5,232)	(8,878)	(4,899)
Purchases of available-for-sale investments	(28,294)	(243,742)	(67,133)
Sales and maturities of available-for-sale investments	127,301	183,492	50,459
Purchase of Velocium intangible assets	—	(7,080)	—
Other investing activities	—	—	(15)

Net cash provided by (used in) investing activities	93,775	(76,208)	(21,588)

Cash flows from financing activities:
Purchase of Company common stock	(41,570)	—	—
Repayment of note payable	—	—	(579)
Proceeds from exercise of stock options	2,311	2,734	9,504
Excess income tax benefit related to stock-based compensation plans	1,009	1,830	17,326
Other financing activities	—	—	39

Net cash provided by (used in) financing activities	(38,250)	4,564	26,290

Effect of exchange rate changes on cash and cash equivalents	(364)	318	118

Net increase (decrease) in cash and cash equivalents	115,121	(18,063)	43,239
Cash and cash equivalents, beginning of year	65,735	83,798	40,559

Cash and cash equivalents, end of year	$180,856	$65,735	$83,798

Supplemental cash flow information:
Cash paid for interest	$—	$—	$30
Cash paid for taxes	27,376	27,628	5,424

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules and subsystems for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and end markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space, and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company is headquartered and has its primary design and manufacturing center in Chelmsford, MA. In addition, the Company operates design centers in Colorado Springs, CO, Istanbul, Turkey, and Ottawa, Ontario, Canada, and has sales offices in China, Germany, Japan, Korea, Sweden and the United Kingdom.

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

Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB), No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of the Company's products is recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. For arrangements that involve multiple elements, the Company records revenue in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue earned on these arrangements is allocated among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. The Company maintains a reserve for potential sales return and allowances. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers is recorded under the provisions of the American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally, revenue from these contracts is recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Where appropriate, the Company uses an output measure, such as units delivered, to measure progress toward completion. Estimated earnings in excess of amounts billed are reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

Cash, Cash Equivalents and Available-for-Sale Investments

        Cash equivalents may include money market funds, as well as highly rated government and commercial securities with maturities of three months or less at the time of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

        Available-for-sale investments may include highly rated government and commercial securities with maturities of 180 days or less, and are carried at market value. Unrealized gains and losses, net of related tax effects, are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains, realized losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in interest income.

        The Company held no available-for-sale investments at December 31, 2008. Available-for-sale investments at December 31, 2007 consisted primarily of U.S. municipal securities and had amortized cost and market value of $99,007,000. There were no realized gains or losses during the years presented.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2005	$244
Provision	67
Utilization	(28)

Balance at December 31, 2006	283
Provision	28
Utilization	(75)

Balance at December 31, 2007	236
Provision	46
Utilization	(48)

Balance at December 31, 2008	$234

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

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2005	$1,711
Provision	270
Utilization	(205)

Balance at December 31, 2006	1,776
Provision	655
Utilization	(226)

Balance at December 31, 2007	2,205
Provision	1,678
Utilization	(208)

Balance at December 31, 2008	$3,675

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method applied over the estimated useful lives of the assets, which are generally as follows: machinery and equipment, three to five years; furniture and fixtures, five years; vehicles, five years; and building, building improvements and related specialty assets, seven to 30 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets.

        Cost of additions and improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired, the related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

Long-Lived Assets

        Goodwill is carried at cost, and totaled $289,000 at December 31, 2008 and December 31, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that it may be impaired. No impairment resulted from this evaluation in the years presented.

        Intangible assets other than goodwill are carried at cost less accumulated amortization. The Company's intangible assets are being amortized over their respective useful lives of five years. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the recoverability of these assets whenever there is an indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value.

        An impairment review of goodwill or other long-lived assets could be prompted by significant changes in the manner in which the Company uses the asset, negative industry or economic trends or underperformance relative to projected operating results.

Accounting for Stock-Based Compensation

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R), using the modified prospective method. SFAS 123(R) requires for all share-based payments that compensation cost be measured at fair value on date of grant and that this cost be recognized as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock is determined based on the excess of the quoted price of the Company's common stock on the date of grant over the exercise price of the restricted stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the expected life of each equity instrument and the amount of share-based payments that will ultimately either vest or be forfeited. The Company considers many factors when estimating expected forfeitures, including the type of the award, employee group, and historical experience.

Foreign Currency Translation

        The Company has determined that the functional currency of each foreign operation is the respective local currency. Transactions in a foreign currency are recorded at the rate of exchange on the date of the transaction. Assets and liabilities at year-end are translated at the rate of exchange in effect at the period-end. Revenue and expenses are translated at average rates of exchange in effect during the period. Translation gains or losses are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency in other than the functional currency are included in the results of operations as incurred. Such transaction gains and losses were not material for the periods presented.

Fair Value of Financial Instruments

        The carrying amounts in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Available-for-sale investments are carried at fair value, based on quoted market prices.

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2008	2007
	(in thousands)
Foreign currency translation	$(73)	$551

Earnings Per Share

        Basic and diluted net income per share are presented in conformity with SFAS No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income per share reflects the dilutive effect of common stock equivalents, such as stock options and restricted stock, under the treasury stock method.

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash, cash equivalents and available-for-sale investments with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2008 and 2007, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through a distributor. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 34.6% in 2008, 38.8% in 2007 and 42.7% in 2006.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. No customer accounted for 10% or more of the Company's outstanding accounts receivable balance at December 31, 2008 or December 31, 2007.

        The Company typically relies on a single foundry for the production of the semiconductor wafers used in a particular product. The Company also relies on a small number of subcontractors, primarily in Asia and the United States, to package some of its products, particularly those that utilize standard plastic packages. Reliance on these vendors involves several risks, including reduced control over the Company's manufacturing costs, delivery times, reliability and process quality, which can adversely affect product quality, and the possible misappropriation of the Company's technology. Any of these factors could adversely effect the Company's results of operations or financial condition.

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

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees, and other related costs. During 2008, 2007 and 2006, the Company incurred $8,572,000, $7,597,000 and $4,500,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2), which delayed the effective date of SFAS 157 for the Company to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP SFAS 157-2. Such adoption did not have a material impact on the Company's financial position or results of operations. The Company does not believe that the January 1, 2009 adoption of SFAS 157 with respect to non-financial assets and non-financial liabilities, as prescribed by FSP SFAS 157-2, will have a material effect on its financial position or results of operations. See Note 3 for disclosures regarding the fair value of the Company's financial instruments.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which provides the option to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect to measure at fair value any additional assets or liabilities that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the Company's financial position or results of operations.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, results of operations and cash flows. SFAS 161 will be effective for the Company on

January 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its financial position or results of operations.

        In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 will be effective for the Company on January 1, 2009. The Company does not believe that the adoption of FSP SFAS 142-3 will have a material effect on its financial position or results of operations.

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

        As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability. The following table sets forth the Company's financial assets that were measured at fair value within the fair value hierarchy:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$166,504	$—	$—	$166,504

4.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2008	2007
	(in thousands)
Commercial:
Billed	$21,699	$18,087
Unbilled	80	180
U.S. government and government prime contractors:
Billed	2,136	2,019
Unbilled	3,828	2,007
Retainage	141	196

	27,884	22,489
Less: Allowance for doubtful accounts	234	236

Net accounts receivable	$27,650	$22,253

5.     Inventories

        Net inventories consist of the following:

	December 31,
	2008	2007
	(in thousands)
Raw materials	$7,397	$6,983
Work in process	2,986	4,208
Finished goods	3,598	2,938

	$13,981	$14,129

6.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Land and building	$6,208	$6,208
Machinery and equipment	38,964	35,654
Furniture and fixtures	690	568
Leasehold improvements	86	106
Vehicles	—	36

	45,948	42,572
Less: Accumulated depreciation and amortization	28,021	23,748

Net property and equipment	$17,927	$18,824

        Depreciation and amortization expense related to the Company's property and equipment was $5,675,000, $4,744,000 and $3,847,000 in 2008, 2007 and 2006, respectively.

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

        The Company's intangible assets, all of which relate to the Velocium strategic agreement and are included in other assets in the accompanying consolidated balance sheets, consist of the following:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$2,711	$632	$2,079	$2,711	$90	$2,621
Non-compete agreement	2,800	653	2,147	2,800	93	2,707
Customer relationships	1,569	366	1,203	1,569	53	1,516

Total intangible assets, net	$7,080	$1,651	$5,429	$7,080	$236	$6,844

        The Company's intangible assets are being amortized over their original estimated useful lives of 5 years. Amortization expense associated with these assets was $1,415,000, $236,000 and $0 in 2008, 2007 and 2006, respectively. The accompanying consolidated statements of operations for 2008 and 2007 reflect such amortization as $873,000 and $146,000 of sales and marketing expense and $542,000 and $90,000 of cost of revenue, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $1,416,000, $1,416,000, $1,416,000, $1,181,000, and $0 for 2009, 2010, 2011, 2012 and 2013, respectively.

8.     Line of Credit

        The Company has a revolving line of credit (the "Revolving Line") with a one-year term, providing for a maximum availability of $30,000,000. Borrowings under the Revolving Line are due on demand and bear interest at variable rate of prime or LIBOR plus 1.0%. As of December 31, 2008, there were no drawdowns on this line of credit. Financial covenants under this agreement include tangible net worth levels and debt service requirements. At December 31, 2008, the Company was in compliance with all covenants under this agreement.

9.     Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2008 (in thousands):

2009	$510
2010	431
2011	360
2012	122
2013	—
Later years	—

$1,423

        Rental expense during 2008, 2007 and 2006 was $962,000, $878,000 and $665,000, respectively.

Indemnification

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2008 and 2007.

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

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$144	$112	$82
Addition for new warranties	343	76	86
Deductions for payments made	(237)	(44)	(56)

Balance at end of year	$250	$144	$112

Intellectual Property Claims

        In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company's. Although the Company has not to date incurred any liabilities as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company's business of which it is not aware. The Company's products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of the Company's products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company's foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company is investigating this claim of infringement. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party's patent, the Company would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against the Company in which it alleges that certain of the Company's products infringe patents held by the third party. The Company has filed an answer denying that the Company infringes and asserting defenses, including that the patents in question are invalid. However, there can be no assurance that this or any other pending or future litigation or claim relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. Any claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company's working relationships with the Company's foundries and customers, damage the Company's reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

10.   Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Under the terms of the plan, the Company matches 100% of the participants' contributions up to 10% of compensation. The Company may also make discretionary contributions. In 2008, 2007 and 2006, employer contributions were $2,361,000, $1,877,000 and $1,363,000, respectively.

11.   Stockholders' Equity

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

        In April 2008, the Company's board of directors authorized a stock repurchase program. The program authorized the repurchase of up to 1,700,000 shares over a period of three years and authorized additional stock repurchases to offset future equity grants. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Through December 31, 2008, the Company repurchased 1,316,507 shares of its common stock for $41,571,000. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2008	2007	2006
	(in thousands, except per share data)
Basic earnings per share
Net income	$53,842	$51,238	$42,690
Weighted average common shares outstanding	30,473	30,630	29,856

Basic earnings per share	$1.77	$1.67	$1.43

Diluted earnings per share
Net income	$53,842	$51,238	$42,690

Weighted average common shares outstanding	30,473	30,630	29,856
Dilutive effect of stock options and restricted stock	482	633	1,026

Adjusted weighted average shares—diluted	30,955	31,263	30,882

Diluted earnings per share	$1.74	$1.64	$1.38

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

12.   Stock-Based Compensation Plans

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

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. No maximum contractual term is set for awards under the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2008 is 5,622,000. A maximum of 6,559,000 shares of common stock may be issued under the 2005 Plan, giving effect to the maximum annual increase in each year through 2010.

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

        No options were granted in 2008 or 2007. The fair value of each option grant in 2006 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

2006
Expected option term (a)	5.3 years
Expected volatility factor (b)	50.0%
Risk-free interest rate (c)	4.7%
Dividend yield	0.0%

(a)
The expected term is the number of years that the Company estimates, based on historical experience of exercises and forfeitures, as well as other factors, that options will be outstanding prior to exercise. All options outstanding as of December 31, 2008 had an original contractual term of 10 years.

(b)
The Company has estimated volatility for options granted subsequent to its July 2005 initial public offering based on the historical volatility for a group of companies believed to be a representative peer group. The Company did not use the historical volatility of its own common stock from the period subsequent to its initial public offering in determining its expected volatility.

(c)
The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2008	2007	2006
Cost of revenue	$1,351	$1,117	$827
Research and development	1,743	1,039	817
Sales and marketing	1,036	764	744
General and administrative	1,538	1,167	679

Stock-based compensation expense	$5,668	$4,087	$3,067

        Stock-based compensation cost for 2008 includes $2,552,000 related to stock options and $3,116,000 related to restricted stock. Stock-based compensation cost for 2007 includes $2,550,000 related to stock options and $1,537,000 related to restricted stock. Stock-based compensation cost for 2006 includes $2,248,000 related to stock options, $628,000 related to restricted stock and $191,000 related to unrestricted stock. SFAS 123(R) required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be reclassified to additional paid-in capital. As of December 31, 2005, there was a balance of $1,566,000 of such deferred compensation that was netted against additional paid-in capital on January 1, 2006.

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

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,625,813	$9.63
Options granted	36,244	30.81
Options exercised	(1,866,291)	5.09
Options forfeited / cancelled	(68,843)	17.09

Outstanding at December 31, 2006	1,726,923	14.49
Options granted	—
Options exercised	(275,755)	9.91
Options forfeited / cancelled	(30,000)	17.00

Outstanding at December 31, 2007	1,421,168	15.32
Options granted	—	—
Options exercised	(181,283)	12.75
Options forfeited / cancelled	(27,369)	17.05

Outstanding at December 31, 2008	1,212,516	15.67	5.95	$16,734,000

Exercisable at December 31, 2008	457,281	12.95	4.93	7,558,000

Vested or expected to vest at December 31, 2008	1,149,167	15.56	5.92	15,980,000

        The weighted average grant date fair value of stock options granted was $15.62 during 2006. No options were granted in 2008 or 2007.

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $4,934,000, $9,085,000 and $50,850,000 during 2008, 2007 and 2006, respectively. As of December 31, 2008, total compensation cost not yet recognized related to stock options was $3,593,000, which is expected to be recognized over a weighted-average period of 1.6 years.

        SFAS 123(R) requires cash flows resulting from the excess tax benefit associated with the exercise of stock options to be classified as financing activities. Accordingly, $1,009,000, $1,830,000 and $17,326,000 of such tax benefits for 2008, 2007 and 2006, respectively, have been classified as a financing cash inflow.

        The following table summarizes information about the Company's stock options outstanding at December 31, 2008:

				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.34	177,488	2.32	$5.34	177,488	$5.34
17.00	955,723	6.55	17.00	248,364	17.00
20.40	46,809	6.66	20.40	15,601	20.40
24.65	25,000	6.95	24.65	8,332	24.65
30.81	7,496	7.20	30.81	7,496	30.81

	1,212,516	5.95	15.67	457,281	12.95

        All options granted in 2006 were granted at an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted in 2008 or 2007. Prior to the Company's initial public offering of common stock in July 2005, the fair market value of the common stock on the date of grant was determined by the Company's Board of Directors. In reaching this determination at the time of each such grant, the Board considered a broad range of factors, including the Company's historical financial performance and the Company's future prospects.

        Information related to restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	112,419	$22.12
Granted	177,676	35.04
Vested	(3,099)	30.87
Forfeited	(16,377)	23.36

Nonvested at December 31, 2006	270,619	30.70
Granted	117,830	43.03
Vested	(3,099)	30.87
Forfeited	(25,093)	29.08

Nonvested at December 31, 2007	360,257	34.85
Granted	363,000	30.92
Vested	(36,768)	25.66
Forfeited	(13,231)	37.52

Nonvested at December 31, 2008	673,258	33.19

        As of December 31, 2008, total compensation cost not yet recognized related to restricted stock awards was $14,875,000, which is expected to be recognized over a weighted-average period of 3.6 years.

13.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2008	2007
	(in thousands)
Current deferred tax assets:
Inventory reserve	$1,375	$825
Reserve for bad debts	118	113
Sales return reserve	346	266
Accrued vacation	344	294
Deferred revenue	197	456
Stock-based compensation	3,662	2,272
Accrued commissions	252	178
Prepaid expenses	(315)	(85)
Other	227	(38)

Total current deferred tax assets	$6,206	$4,281

Long-term deferred tax liabilities:
Depreciation and amortization	$(620)	$(405)
Other	239	249

Total long-term deferred tax liabilities	$(381)	$(156)

        The components of the provision for income taxes are as follows:

	2008	2007	2006
	(in thousands)
Current:
Federal	$28,005	$23,761	$20,558
State	2,387	2,732	2,880
Foreign	465	526	1,022
Deferred:
Federal	(1,544)	(1,279)	(1,691)
State	(156)	444	(171)

	$29,157	$26,184	$22,598

        In 2008, 2007 and 2006 domestic income before taxes was $81,575,000, $75,887,000 and $63,351,000, respectively, and foreign income before taxes was $1,424,000, $1,535,000 and $1,937,000, respectively.

        The Company's effective tax rates differ from the federal statutory tax rate as follows:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(1.0)	(1.8)	(1.0)
Domestic production activities deduction	(0.8)	(1.8)	(0.9)
State taxes	2.5	2.7	3.2
Extraterritorial income exclusion	—	—	(1.8)
Research and development credits	(0.4)	(0.2)	(0.3)
State credits	—	—	(0.7)
Other	(0.2)	(0.1)	1.1

	35.1%	33.8%	34.6%

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $1,009,000, $1,830,000 and $17,326,000 in 2008, 2007 and 2006, respectively.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2008, U.S. income taxes were not provided on a cumulative total of $5,104,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits.

        As a result of the adoption of FIN 48, the Company recognized a $152,000 net increase in unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adoption of FIN 48 also resulted in a reclassification of $2,207,000 from current taxes payable to long-term income taxes payable.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2007	$2,207
Additions based on tax positions related to the current year	549
Additions for tax positions of prior years	620
Reductions for tax positions of prior years	(5)
Lapse of statute of limitations	(7)
Settlements	(184)

Balance at December 31, 2007	3,180
Additions based on tax positions related to the current year	799
Additions for tax positions of prior years	736
Reductions for tax positions of prior years	(263)
Lapse of statute of limitations	(272)

Balance at December 31, 2008	$4,180

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2008 and

2007, and there was no material accrual for interest or penalties as of December 31, 2008 or December 31, 2007.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2005-2007; U.S. states 2003-2007; and Germany 2003-2007. The Company is currently under examination by the U.S. Internal Revenue Service for the 2005 and 2006 tax years. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

14.   Segment, Major Customers and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, and subsystems.

        No customer accounted for more than 10% of total revenue in 2008, 2007 or 2006. It is impracticable for the Company to report its revenue by product or product line.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2008	2007	2006
	(in thousands)
United States	$73,364	$68,190	$59,369
International	106,887	88,222	70,921

Total revenue	$180,251	$156,412	$130,290

        Revenue from China represented 19% and 17% of total revenue in 2008 and 2007, respectively. Revenue from no individual foreign country exceeded 10% of the Company's total revenue in 2006.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

15.   Selected Quarterly Financial Data (Unaudited)

2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$43,292	$45,038	$45,528	$46,393
Gross profit	30,357	31,889	33,024	33,425
Net income	13,050	13,462	13,698	13,632
Basic earnings per share	0.42	0.44	0.45	0.46
Diluted earnings per share	0.42	0.43	0.44	0.45

2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$36,330	$37,647	$39,934	$42,501
Gross profit	25,909	26,718	28,349	30,073
Net income	11,992	12,163	13,708	13,375
Basic earnings per share	0.39	0.40	0.45	0.44
Diluted earnings per share	0.39	0.39	0.44	0.43