Form 10-Q
period 2009-03-31
HITTITE MICROWAVE CORP
filed 2009-05-08
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2009, Hittite Microwave Corporation had 29,903,236 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

MARCH 31, 2009

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$184,554	$180,856
Accounts receivable, net of allowance for doubtful accounts of $234 and $234, respectively	26,964	27,650
Inventories	15,143	13,981
Deferred costs	107	139
Income taxes receivable	—	20
Prepaid expenses and other current assets	1,178	1,127
Deferred taxes	6,744	6,206

Total current assets	234,690	229,979

Property and equipment, net	17,678	17,927
Other assets	6,693	7,178

Total assets	$259,061	$255,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,594	$2,778
Accrued commissions	1,019	1,307
Accrued payroll and benefits	2,121	2,497
Accrued other expenses	2,996	3,032
Customer advances	550	723
Deferred revenue	2,943	2,748
Income taxes payable	2,903	—

Total current liabilities	16,126	13,085

Long-term income taxes payable	4,741	4,689
Deferred taxes	310	381

Total liabilities	21,177	18,155

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value: 200,000 shares authorized; 29,903 and 30,291 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	299	303
Additional paid-in capital	123,183	121,274
Accumulated other comprehensive loss	(452)	(73)
Retained earnings	114,854	115,425

Total stockholders’ equity	237,884	236,929

Total liabilities and stockholders’ equity	$259,061	$255,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008

Revenue	$38,195	$43,292
Cost of revenue	10,869	12,935

Gross profit	27,326	30,357

Operating expenses:
Research and development	6,032	5,712
Sales and marketing	3,399	4,006
General and administrative	2,198	1,967

Total operating expenses	11,629	11,685

Income from operations	15,697	18,672
Interest income	144	1,174
Other expense, net	(18)	(15)

Income before income taxes	15,823	19,831
Provision for income taxes	5,638	6,781

Net income	$10,185	$13,050

Earnings per share:
Basic	$0.35	$0.42
Diluted	$0.34	$0.42

Weighted average shares outstanding:
Basic	29,322	30,728
Diluted	29,683	31,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$10,185	$13,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,254	1,370
Amortization	359	360
Deferred taxes	(608)	(425)
Provision for doubtful accounts	—	28
Provision for inventory obsolescence	330	300
Stock-based compensation	1,624	1,137
Changes in operating assets and liabilities:
Accounts receivable	672	(1,924)
Inventories	(1,491)	1,113
Deferred costs	32	10
Other assets	33	(1,258)
Deferred revenue and customer advances	22	(2,356)
Accounts payable	815	555
Accrued expenses	(694)	299
Income taxes	2,962	5,194

Net cash provided by operating activities	15,495	17,453

Cash flows from investing activities:
Purchases of property and equipment	(1,120)	(1,385)
Purchases of available-for-sale investments	—	(28,294)
Sales and maturities of available-for-sale investments	—	98,381

Net cash provided by (used in) investing activities	(1,120)	68,702

Cash flows from financing activities:
Proceeds from exercise of stock options	231	184
Purchase of Company common stock	(10,760)	—
Excess income tax benefit related to stock-based compensation plans	67	76

Net cash provided by (used in) financing activities	(10,462)	260

Effect of exchange rate changes on cash and cash equivalents	(215)	127

Net increase in cash and cash equivalents	3,698	86,542
Cash and cash equivalents, beginning of period	180,856	65,735

Cash and cash equivalents, end of period	$184,554	$152,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2009, results of operations for the three-month periods ended March 31, 2009 and March 31, 2008 and cash flows for the three-month periods ended March 31, 2009 and March 31, 2008 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, and subsystems.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which delayed the effective date of SFAS 157 for the Company to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities described in FSP SFAS 157-2. Such adoption did not have a material impact on the Company’s financial position or results of operations. The Company adopted SFAS 157 effective January 1, 2009 with respect to the non-financial assets and non-financial liabilities described in FSP SFAS 157-2. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures regarding the fair value of the Company’s financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP SFAS 141R-1). FSP SFAS 141R-1 amends and clarifies SFAS 141R with respect to the initial recognition and measurement, subsequent measurement and disclosure of contingent assets and liabilities arising from a business combination. The Company adopted SFAS 141R and FSP SFAS 141R-1 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. The Company adopted SFAS 161 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. The Company adopted FSP SFAS 142-3 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2 and SFAS 124-2). This FSP amends the guidance for recognizing other-than-temporary impairments of debt securities, and requires additional disclosures with respect to both debt and equity securities. The Company adopted FSP SFAS 115-2 and SFAS 124-2 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28).  This FSP requires that disclosures regarding the fair value of financial instruments be provided in interim financial statements.  The Company adopted FSP SFAS 107-1 and APB 28 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2009	2008

Net income	$10,185	$13,050
Foreign currency translation adjustments	(379)	200

Comprehensive income	$9,806	$13,250

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

	March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$164,840	$—	$—	$164,840

5. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2009	December 31, 2008

Raw materials	$7,803	$7,397
Work in process	3,408	2,986
Finished goods	3,932	3,598

	$15,143	$13,981

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of March 31, 2009 or December 31, 2008.

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

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Although the Company has not to date incurred any liabilities as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of the Company’s products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company’s foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company is investigating this claim of infringement. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party’s patent, the Company would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against the Company in which it alleges that certain of the Company’s products infringe patents held by the third party. The Company has filed an answer denying that the Company infringes and asserting defenses, including that the patents in question are invalid. However, there can be no assurance that this or any other pending or future litigation or claim relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. Any claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with the Company’s foundries and customers, damage the Company’s reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Basic earnings per share
Net income	$10,185	$13,050

Weighted average common shares outstanding	29,322	30,728

Basic earnings per share	$0.35	$0.42

Diluted earnings per share
Net income	$10,185	$13,050

Weighted average common shares outstanding	29,322	30,728
Effect of dilutive stock options and restricted stock	361	544

Adjusted weighted average shares — diluted	29,683	31,272

Diluted earnings per share	$0.34	$0.42

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation, as required under SFAS 123(R).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. We are no longer eligible to compete for new SBIR awards and over the next two fiscal quarters will complete substantially all of our existing SBIR projects and phase out our participation in the SBIR program. Revenue from SBIR contracts was immaterial in 2008. There will be no impact on our other U.S. government- or commercial-sponsored research and development activities. Research and development expense will increase as we reassign engineering resources from government-sponsored SBIR programs to Hittite funded research and development projects.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2009 and 2008

Revenue. In the three months ended March 31, 2009, our revenue decreased $5.1 million, or 11.8%, to $38.2 million, compared with $43.3 million in the corresponding period of 2008. The decrease was primarily attributable to decreased sales to the broadband, microwave and millimeterwave communications, space and test and measurement markets, partially offset by an increase in sales to the cellular infrastructure market. Revenue from sales to customers outside the United States accounted for 59.5% of our total revenue in the three months ended March 31, 2009, compared with 58.4% in the corresponding period of 2008. Our revenue decrease was caused primarily by the current global economic downturn and related credit crisis that have been affecting us along with the entire semiconductor industry. Although we believe that our prospects for long-term growth once global economic conditions improve are excellent, we believe that we currently are in a period of low to negative sequential growth, the duration of which we cannot predict.

Gross margin.  In the three months ended March 31, 2009, our gross margin was 71.5%, compared with 70.1% in the corresponding period of 2008. The increase in gross margin was primarily attributable to a favorable change in product mix.

In light of the current global recession, we took steps in the three months ended March 31, 2009 to reduce expenses across our business. While we may decide to reduce expenses further, we believe that increased spending in research and development will be required for us to remain competitive in the future, and our mid- and long-term plans for growth also require increased spending to support our operations, sales, marketing and administrative functions. Accordingly, our goal is to manage expenses in a manner that balances near-term financial goals with our longer term strategic objectives.

Research and development expense. In the three months ended March 31, 2009, our research and development expense increased $0.3 million, or 5.6%, to $6.0 million, and represented 15.8% of our revenue, compared with $5.7 million, or 13.2% of our revenue, in the corresponding period of 2008. The increase in our research and development expense was attributable to a $0.3 million increase in personnel costs, primarily associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities, partially offset by recent cost savings initiatives.

Sales and marketing expense. In the three months ended March 31, 2009, our sales and marketing expense decreased $0.6 million, or 15.1%, to $3.4 million, and represented 8.9% of our revenue, compared with $4.0 million, or 9.3% of our revenue, in the corresponding period of 2008. The decrease in our sales and marketing expense was primarily attributable to a $0.2 million decrease in third party commissions, due to our decrease in revenue, as well as a $0.2 million decrease in personnel costs, a $0.1 million decrease in travel costs and a $0.1 million net decrease in other costs, primarily due to recent cost savings initiatives.

General and administrative expense. In the three months ended March 31, 2009, our general and administrative expense increased $0.2 million, or 11.7%, to $2.2 million, and represented 5.8% of our revenue, compared with $2.0 million, or 4.5% of our revenue, in the corresponding period of 2008. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in professional fees, offset to a limited extent by recent cost savings initiatives.

Interest income. In the three months ended March 31, 2009, our interest income decreased $1.0 million to $0.1 million, compared with $1.2 million in the corresponding period of 2008, as the increase in our cash and investment balances was more than offset by lower effective yields, due to prevailing market conditions.

Provision for income taxes. Our provision for income taxes decreased by $1.1 million to $5.6 million in the three months ended March 31, 2009, compared with $6.8 million in the corresponding period of 2008, representing an effective tax rate of 35.6% and 34.2% in 2009 and 2008, respectively. The effective tax rate increased primarily as a result of the decrease in our tax-exempt interest income.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2009 consisted of our cash and cash equivalents of $184.6 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of March 31, 2009.

In the three months ended March 31, 2009, cash provided by our operations was $15.5 million, of which the principal components were our net income of $10.2 million and non-cash charges of $3.6 million, as well as a net decrease in operating assets and liabilities of $2.4 million, partially offset by a net increase in deferred taxes of $0.6 million.  The net decrease in operating assets and liabilities includes an increase in net income taxes payable of $3.0 million, due to the timing of tax payments, and a decrease in other net operating assets and liabilities of $0.9 million, partially offset by a $1.5 million increase in standard catalog and project inventories.

In the three months ended March 31, 2009, we invested $1.1 million in the purchase of capital equipment, primarily for production test equipment and tooling. We received $0.2 million from the exercise of stock options and $0.1 million from the tax benefit related to these exercises.

In April 2008, our board of directors authorized a stock repurchase program. The program authorized the repurchase of up to 1.7 million shares over a period of three years and authorized additional stock repurchases to offset subsequent equity grants. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. During the three months ended March 31, 2009, we repurchased 391,830 shares of our common stock for $10.8 million. Since April 2008, we have repurchased 1,708,337 shares of our common stock for $52.3 million. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which delayed the effective date of SFAS 157 for us to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities described in FSP SFAS 157-2. Such adoption did not have a material impact on our financial position or results of operations. We adopted SFAS 157 effective January 1, 2009 with respect to the non-financial assets and non-financial liabilities described in FSP SFAS 157-2. Such adoption did not have a material impact on our financial position or results of operations. See Note 4 for disclosures regarding the fair value of our financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP SFAS 141R-1). FSP SFAS 141R-1 amends and clarifies SFAS 141R with respect to the initial recognition and measurement, subsequent measurement and disclosure of contingent assets and liabilities arising from a business combination. We adopted SFAS 141R and FSP SFAS 141R-1 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. We adopted SFAS 161 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP SFAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. We adopted FSP SFAS 142-3 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2 and SFAS 124-2). This FSP amends the guidance for recognizing other-than-temporary impairments of debt securities, and requires additional disclosures with respect to both debt and equity securities. We adopted FSP SFAS 115-2 and SFAS 124-2 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28).  This FSP requires disclosures regarding the fair value of financial instruments in interim financial statements. We adopted FSP SFAS 107-1 and APB 28 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At March 31, 2009, there were no borrowings outstanding on this credit facility.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The current global recession and related credit crisis are adversely affecting our business, results of operations and financial condition.

The global economy is experiencing a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business was significantly affected by these conditions in the first quarter of 2009, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If the current uncertain economic conditions continue or further deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

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

We believe that we currently are in a period of low to negative sequential growth, the duration of which we cannot predict.

Thus far in 2009, we have seen a significant decrease in customer bookings across our major end-markets, as the current global economic downturn and related credit crisis have affected us along with the entire semiconductor industry. Although we believe that we have excellent prospects for long-term growth once global economic conditions improve, we believe that we currently are in a period of low to negative growth, the duration of which we cannot predict. Taking into account the impact of the current global economic downturn and related disruption in credit markets on our major end-markets, we expect revenues in the second quarter of 2009 to be $38.5 million to $39.5 million, compared to $38.2 million for the first quarter of 2009 and $46.4 million for the fourth quarter of 2008. Further reductions in demand and the possibility that economic conditions will deteriorate further may cause us to be unable to meet our expected revenues for the second quarter of 2009. Further, there can be no assurance that our revenues for the next two or more fiscal quarters will meet or exceed that level.

Our efforts to control operating expenses during the current global recession may limit our ability to maintain our competitive position and meet operational challenges, which could harm our business and financial results.

Effectively managing our operations and maintaining our competitiveness while continuing to deliver acceptable financial performance in this environment represents a significant challenge. In light of the current global recession, we took steps in the first quarter of 2009 to reduce expenses across our business. These expense control measures could limit our ability to meet our product development targets and make necessary improvements to our operational, financial and information technology organizations and systems. We may decide to reduce operating expenses further, which could harm our business. If we are unable or choose not to reduce operating expenses further, our profitability may suffer.

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

Our gross margin fluctuates from period to period, which affects our results of operations.

Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2006 has ranged from a low of 70.1% to a high of 73.7%. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, which are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

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

We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global

Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Northrop Grumman Space Technology sector in California, Taiwan Semiconductor Manufacturing Company in Taiwan, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property, as a result of activities by our foundries. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

We also rely on a small number of subcontractors, primarily in Asia, to package some of our products, particularly those that utilize standard plastic packages. We do not have long-term contracts with our third-party packaging subcontractors stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenue, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any liabilities as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have from time to time received notice of such claims from third parties and we could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement. During the first quarter of 2008, we received a letter from a third party asserting that sales by us of certain of our products infringe a patent that allegedly applies to a semiconductor process used by certain of our foundries in manufacturing wafers they supply to us for use in these products. We are investigating this claim of infringement. We believe that to the extent that we might incur liability as a result of infringement by any of our foundries of this or any other third party’s patent, we would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against us in which it alleges that certain of our products infringe patents held by the third party. We have filed an answer denying that we infringe and asserting defenses, including that the patents in question are invalid. However, there can be no assurance that this or any other pending or future litigation or claim relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If we were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

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

Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand. As a result, we make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers’ requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers’ requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt our customers’ production schedules. Any of these occurrences could negatively impact our operating results and our business.

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

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices, Cobham and Narda, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as Cobham, TriQuint Semiconductor and UMS. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 27% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 27% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

•  the election of our directors;

•  amendments to our certificate of incorporation or by-laws; and

•  approval of mergers, consolidations or the sale of all or substantially all our assets.

Dr. Ayasli's significant ownership interest could adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our Board of Directors authorized a stock repurchase program providing for repurchases of up to 1.7 million shares of our outstanding common stock over a period of three years, and authorizing additional stock repurchases to offset future equity grants. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended March 31, 2009, we repurchased 391,830 shares of our common stock at a cost of $10.8 million, as set forth in the table below.

				(d)
			(c)	Approximate dollar
			Total number of	value of shares that may
	(a)	(b)	shares purchased	yet be purchased under
	Total number of	Average price	as part of publicly	the plans or programs
Period	shares purchased	paid per share	announced plan	(in thousands) (1)

January 2009	304,832	$27.81	304,832
February 2009	86,998	26.23	86,998
March 2009	—	—	—
Total	391,830		391,830	$9,505

(1)  Value based on an aggregate of 304,663 shares at an assumed purchase price of $31.20 per share, which was the last sale price of our common stock on March 31, 2009, as reported by the Nasdaq Global Market.

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

Date: May 8, 2009	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer