Form 10-Q
period 2009-06-30
HITTITE MICROWAVE CORP
filed 2009-08-07
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, Hittite Microwave Corporation had 30,074,426 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

JUNE 30, 2009

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$197,945	$180,856
Accounts receivable, net of allowance for doubtful accounts of $334 and $234, respectively	21,999	27,650
Inventories	15,675	13,981
Deferred costs	105	139
Income taxes receivable	2,761	20
Prepaid expenses and other current assets	949	1,127
Deferred taxes	7,076	6,206

Total current assets	246,510	229,979

Property and equipment, net	19,758	17,927
Other assets	6,227	7,178

Total assets	$272,495	$255,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,629	$2,778
Accrued commissions	1,147	1,307
Accrued payroll and benefits	2,204	2,497
Accrued other expenses	3,072	3,032
Customer advances	512	723
Deferred revenue	2,908	2,748

Total current liabilities	13,472	13,085

Long-term income taxes payable	4,792	4,689
Deferred taxes	554	381

Total liabilities	18,818	18,155

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,074 and 30,291 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	301	303
Additional paid-in capital	128,008	121,274
Accumulated other comprehensive loss	(10)	(73)
Retained earnings	125,378	115,425

Total stockholders’ equity	253,677	236,929

Total liabilities and stockholders’ equity	$272,495	$255,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenue	$39,673	$45,038	$77,868	$88,330
Cost of revenue	11,746	13,149	22,615	26,084

Gross profit	27,927	31,889	55,253	62,246

Operating expenses:
Research and development	5,236	5,862	11,268	11,574
Sales and marketing	3,704	4,027	7,103	8,033
General and administrative	2,796	2,198	4,994	4,165

Total operating expenses	11,736	12,087	23,365	23,772

Income from operations	16,191	19,802	31,888	38,474
Interest income	122	833	265	2,007
Other income (expense), net	37	(113)	20	(128)

Income before income taxes	16,350	20,522	32,173	40,353
Provision for income taxes	5,764	7,060	11,402	13,841

Net income	$10,586	$13,462	$20,771	$26,512

Earnings per share:
Basic	$0.36	$0.44	$0.71	$0.86
Diluted	$0.35	$0.43	$0.70	$0.85

Weighted average shares outstanding:
Basic	29,356	30,769	29,339	30,748
Diluted	29,833	31,351	29,758	31,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$20,771	$26,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,508	2,851
Amortization	719	720
Deferred taxes	(696)	(726)
Provision for doubtful accounts	341	37
Provision for inventory obsolescence	677	500
Stock-based compensation	3,251	2,627
Changes in operating assets and liabilities:
Accounts receivable	5,355	(3,565)
Inventories	(2,370)	1,885
Deferred costs	34	28
Other assets	405	(1,134)
Deferred revenue and customer advances	(51)	(2,922)
Accounts payable	851	(596)
Accrued expenses	(421)	1,444
Income taxes	(2,650)	271

Net cash provided by operating activities	28,724	27,932

Cash flows from investing activities:
Purchases of property and equipment	(4,333)	(2,931)
Purchases of available-for-sale investments	—	(28,294)
Sales and maturities of available-for-sale investments	—	127,301

Net cash provided by (used in) investing activities	(4,333)	96,076

Cash flows from financing activities:
Proceeds from exercise of stock options	2,432	1,171
Purchase of Company common stock	(10,822)	(5,380)
Excess income tax benefit related to stock-based compensation plans	1,064	551

Net cash used in financing activities	(7,326)	(3,658)

Effect of exchange rate changes on cash and cash equivalents	24	127

Net increase in cash and cash equivalents	17,089	120,477
Cash and cash equivalents, beginning of period	180,856	65,735

Cash and cash equivalents, end of period	$197,945	$186,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2009, results of operations for the three- and six-month periods ended June 30, 2009 and June 30, 2008 and cash flows for the six-month periods ended June 30, 2009 and June 30, 2008 in accordance with accounting principles generally accepted in the United States. Events subsequent to June 30, 2009 have been evaluated through the August 7, 2009 issuance date of these consolidated financial statements. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2 and SFAS 124-2). This FSP amends the guidance for recognizing other-than-temporary impairments of debt securities, and requires additional disclosures with respect to both debt and equity securities. The Company adopted FSP SFAS 115-2 and SFAS 124-2 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28).  This FSP requires that disclosures regarding the fair value of financial instruments be provided in interim financial statements.  The Company adopted FSP SFAS 107-1 and APB 28 effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, and specifies related disclosure requirements. The Company adopted SFAS 165 for the quarterly period ended June 30, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 will be effective for the Company on July 1, 2009. SFAS 168 does not change GAAP, therefore the adoption of this standard will have no impact on the Company's financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Net income	$10,586	$13,462	$20,771	$26,512
Foreign currency translation adjustments	442	(5)	63	196

Comprehensive income	$11,028	$13,457	$20,834	$26,708

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

	June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$164,910	$—	$—	$164,910

5. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2009	December 31, 2008

Raw materials	$7,999	$7,397
Work in process	3,802	2,986
Finished goods	3,874	3,598

	$15,675	$13,981

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of June 30, 2009 or December 31, 2008.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Basic earnings per share
Net income	$10,586	$13,462	$20,771	$26,512

Weighted average common shares outstanding	29,356	30,769	29,339	30,748

Basic earnings per share	$0.36	$0.44	$0.71	$0.86

Diluted earnings per share
Net income	$10,586	$13,462	$20,771	$26,512

Weighted average common shares outstanding	29,356	30,769	29,339	30,748
Effect of dilutive stock options and restricted stock	477	582	419	563

Adjusted weighted average shares — diluted	29,833	31,351	29,758	31,311

Diluted earnings per share	$0.35	$0.43	$0.70	$0.85

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

Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. We are no longer eligible to compete for new SBIR awards and during the next fiscal quarter will complete substantially all of our existing SBIR projects and phase out our participation in the SBIR program. Revenue from SBIR contracts was immaterial in 2008. There will be no impact on our other U.S. government- or commercial-sponsored research and development activities. Research and development expense will increase as we reassign engineering resources from government-sponsored SBIR programs to Hittite funded research and development projects.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2009 and 2008

Revenue. In the three months ended June 30, 2009, our revenue decreased $5.4 million, or 11.9%, to $39.7 million, compared with $45.0 million in the corresponding period of 2008. The decrease was primarily attributable to decreased sales to the broadband, microwave and millimeterwave communications, military and test and measurement markets, partially offset by an increase in sales to the cellular infrastructure market. Revenue from sales to customers outside the United States accounted for 63.7% of our total revenue in the three months ended June 30, 2009, compared with 59.6% in the corresponding period of 2008. Our revenue decrease compared to the second quarter of 2008 was caused primarily by the current global economic downturn and related credit crisis that have been affecting us along with the entire semiconductor industry. Although we believe that we have excellent prospects for long-term growth once global economic conditions improve, we believe that we currently are in a period of low to negative sequential growth, the duration of which we cannot predict.

Gross margin.  In the three months ended June 30, 2009, our gross margin was 70.4%, compared with 70.8% in the corresponding period of 2008. The decrease in gross margin was primarily attributable to pricing and production cost variances, partially offset by higher project costs experienced on certain government contracts in 2008.

In light of the current global recession, we took steps early in 2009 to reduce expenses across our business, and maintained these measures during the three months ended June 30, 2009. While we may decide to reduce expenses further, we believe that increased spending in research and development will be required for us to remain competitive in the future, and our mid- and long-term plans for growth also require increased spending to support our operations, sales, marketing and administrative functions. Accordingly, our goal is to manage expenses in a manner that balances near-term financial goals with our longer term strategic objectives.

Research and development expense. In the three months ended June 30, 2009, our research and development expense decreased $0.6 million, or 10.7%, to $5.2 million, and represented 13.2% of our revenue, compared with $5.9 million, or 13.0% of our revenue, in the corresponding period of 2008. The decrease in our research and development expense was attributable to a $0.3 million decrease in engineering material expenses, and a $0.2 million decrease in depreciation. In addition, personnel costs decreased $0.1 million, as the benefits of cost savings initiatives exceeded the impact associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities.

Sales and marketing expense. In the three months ended June 30, 2009, our sales and marketing expense decreased $0.3 million, or 8.0%, to $3.7 million, and represented 9.3% of our revenue, compared with $4.0 million, or 8.9% of our revenue, in the corresponding period of 2008. The decrease in our sales and marketing expense was primarily attributable to a $0.2 million decrease in personnel costs, primarily due to recent cost savings initiatives, and a $0.1 million decrease in third party commissions, due to our decrease in revenue.

General and administrative expense. In the three months ended June 30, 2009, our general and administrative expense increased $0.6 million, or 27.2%, to $2.8 million, and represented 7.0% of our revenue, compared with $2.2 million, or 4.9% of our revenue, in the corresponding period of 2008. The increase in our general and administrative expense was primarily attributable to a $0.3 million increase in bad debt expense, a $0.2 million increase in professional fees, and a $0.1 million net increase in other costs.

Interest income. In the three months ended June 30, 2009, our interest income decreased $0.7 million to $0.1 million, compared with $0.8 million in the corresponding period of 2008, as a result of lower effective yields, due to prevailing market conditions, offset in part by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes decreased $1.3 million to $5.8 million in the three months ended June 30, 2009, compared with $7.1 million in the corresponding period of 2008, representing an effective tax rate of 35.3% and 34.4% in 2009 and 2008, respectively. The effective tax rate increased primarily as a result of the decrease in our tax-exempt interest income.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and tax benefits from manufacturing activities.

Comparison of the Six Month Periods Ended June 30, 2009 and 2008

Revenue. In the six months ended June 30, 2009, our revenue decreased $10.5 million, or 11.8%, to $77.9 million, compared with $88.3 million in the corresponding period of 2008. The decrease was primarily attributable to decreased sales to the broadband, microwave and millimeterwave communications, military, space and test and measurement markets, partially offset by an increase in sales to the cellular infrastructure market. Revenue from sales to customers outside the United States accounted for 61.6% of our total revenue in the six months ended June 30, 2009, compared with 59.0% in the corresponding period of 2008. Our revenue decrease was caused primarily by the current global economic downturn and related credit crisis that have been affecting us along with the entire semiconductor industry.

Gross margin.  In the six months ended June 30, 2009, our gross margin was 71.0%, compared with 70.5% in the corresponding period of 2008. The increase in gross margin was primarily attributable to a favorable change in product mix, partially offset by unfavorable pricing and production cost variances. In addition, higher project costs experienced in 2008 on certain government contracts did not recur in 2009.

Research and development expense. In the six months ended June 30, 2009, our research and development expense decreased $0.3 million, or 2.6%, to $11.3 million, and represented 14.5% of our revenue, compared with $11.6 million, or 13.1% of our revenue, in the corresponding period of 2008. The decrease in our research and development expense was attributable to a $0.2 million decrease in engineering material expenses and a $0.3 million decrease in depreciation, partially offset by a $0.2 million net increase in other costs. Personnel costs were unchanged, as the benefits of cost savings initiatives were offset by the impact associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities.

Sales and marketing expense. In the six months ended June 30, 2009, our sales and marketing expense decreased $0.9 million, or 11.6%, to $7.1 million, and represented 9.1% of our revenue, compared with $8.0 million, or 9.1% of our revenue, in the corresponding period of 2008. The decrease in our sales and marketing expense was primarily attributable to a $0.3 million decrease in third party commissions, due to our decrease in revenue, as well as a $0.4 million decrease in personnel costs, a $0.1 million decrease in travel costs and a $0.1 million net decrease in other costs, primarily due to recent cost savings initiatives.

General and administrative expense. In the six months ended June 30, 2009, our general and administrative expense increased $0.8 million, or 19.9%, to $5.0 million, and represented 6.4% of our revenue, compared with $4.2 million, or 4.7% of our revenue, in the corresponding period of 2008. The increase in our general and administrative expense was primarily attributable to a $0.4 million increase in professional fees, a $0.3 million increase in bad debt expense, and a $0.1 million net increase in other costs.

Interest income. In the six months ended June 30, 2009, our interest income decreased $1.7 million to $0.3 million, compared with $2.0 million in the corresponding period of 2008, as a result of lower effective yields, due to prevailing market conditions, offset in part by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes decreased $2.4 million to $11.4 million in the six months ended June 30, 2009, compared with $13.8 million in the corresponding period of 2008, representing an effective tax rate of 35.4% and 34.3% in 2009 and 2008, respectively. The effective tax rate increased primarily as a result of the decrease in our tax-exempt interest income.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and tax benefits from manufacturing activities.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2009 consisted of our cash and cash equivalents of $197.9 million and a $30.0 million bank credit facility, from which we had no borrowings outstanding as of June 30, 2009.

In the six months ended June 30, 2009, cash provided by our operations was $28.7 million, of which the principal components were our net income of $20.8 million and non-cash charges of $7.5 million, as well as a net decrease in operating assets and liabilities of $1.2 million, partially offset by a net increase in deferred taxes of $0.7 million.  The net decrease in operating assets and liabilities includes a $5.4 million decrease in accounts receivable, due to our decrease in revenue and the timing of customer invoices and a decrease in other net operating assets and liabilities of $0.8 million, partially offset by a decrease in net income taxes receivable of $2.6 million, due to the timing of tax payments, and a $2.4 million increase in standard catalog and project inventories.

In the six months ended June 30, 2009, we invested $4.3 million in the purchase of capital equipment, primarily for production test equipment and tooling. We received $2.4 million from the exercise of stock options and $1.1 million from the tax benefit related to these exercises.

In April 2008, our board of directors authorized a stock repurchase program. The program authorized the repurchase of up to 1.7 million shares over a period of three years and authorized additional stock repurchases to offset subsequent equity grants. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. During the six months ended June 30, 2009, we repurchased 393,707 shares of our common stock for $10.8 million. Since April 2008, we have repurchased 1,710,214 shares of our common stock for $52.4 million. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2 and SFAS 124-2). This FSP amends the guidance for recognizing other-than-temporary impairments of debt securities, and requires additional disclosures with respect to both debt and equity securities. We adopted FSP SFAS 115-2 and SFAS 124-2 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28).  This FSP requires disclosures regarding the fair value of financial instruments in interim financial statements. We adopted FSP SFAS 107-1 and APB 28 effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, and specifies related disclosure requirements. We adopted SFAS 165 for the quarterly period ended June 30, 2009. Such adoption did not have a material impact on our Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 will be effective for us on July 1, 2009. SFAS 168 does not change GAAP, therefore the adoption of this standard will have no impact on our financial position or results of operations.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any borrowings from our $30 million revolving line of credit, which has a variable rate of interest. At June 30, 2009, there were no borrowings outstanding on this credit facility.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In September 2008, Analog Devices, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, in which it alleges that certain of our products infringe patents held by Analog Devices. We have filed an answer denying that we infringe and asserting defenses, including that the patents in question are invalid. Discovery in the action is proceeding.

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

The global economy is experiencing a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business continued to be significantly affected by these conditions in the second quarter of 2009, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If the current uncertain economic conditions continue or further deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

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

Thus far in 2009, we have seen a significant decrease in customer bookings across most major end-markets in comparison to 2008, as the current global economic downturn and related credit crisis have affected us along with the entire semiconductor industry. Although we believe that we have excellent prospects for long-term growth once global economic conditions improve, we believe that we currently are in a period of low to negative sequential growth, the duration of which we cannot predict. Taking into account the impact of the current global economic downturn and related disruption in credit markets on our major end-markets, we expect revenue in the third quarter of 2009 to be $40.0 million to $41.0 million, compared to $39.7 million for the second quarter of 2009 and $38.2 million for the first quarter of 2009. Further reductions in demand and the possibility that economic conditions will deteriorate further may cause us to be unable to meet our expected revenue for the third quarter of 2009, and there can be no assurance that our revenue in subsequent quarters will meet or exceed that level.

Our efforts to control operating expenses during the current global recession may limit our ability to maintain our competitive position and meet operational challenges, which could harm our business and financial results.

Effectively managing our operations and maintaining our competitiveness while continuing to deliver acceptable financial performance in this environment represents a significant challenge. In light of the current global recession, we took steps early in 2009 to reduce expenses across our business, and maintained these measures during the three months ended June 30, 2009. These expense control measures could limit our ability to meet our product development targets and make necessary improvements to our operational, financial and information technology organizations and systems. We may decide to reduce operating expenses further, which could harm our business. If we are unable or choose not to reduce operating expenses further, our profitability may suffer.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 25% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 25% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our Board of Directors authorized a stock repurchase program providing for repurchases of up to 1.7 million shares of our outstanding common stock over a period of three years, and authorizing additional stock repurchases to offset subsequent equity grants. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended June 30, 2009, we repurchased 1,877 shares of our common stock at a cost of $0.1 million, as set forth in the table below.

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that may
	Total number of	(b)	shares purchased	yet be purchased under
	shares purchased	Average price	as part of publicly	the plans or programs
Period	(1)	paid per share	announced plan	(in thousands) (2)

April 2009	—	—	—
May 2009	1,877	$32.75	1,877
June 2009	—	—	—
Total	1,877		1,877	$10,897

(1)  Includes shares repurchased in connection with our stock-based compensation plans.

(2)  Value based on an aggregate of 313,580 shares at an assumed purchase price of $34.75 per share, which was the last sale price of our common stock on June 30, 2009, as reported by the Nasdaq Global Market.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders, held on May 7, 2009, our shareholders adopted the following proposals: To elect the following persons as directors: Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Franklin Weigold

Nominee	For	Withhold Authority
Stephen G. Daly	28,109,109	244,387
Ernest L. Godshalk	26,321,687	31,809
Rick D. Hess	26,496,225	1,857,271
Adrienne M. Markham	28,271,485	82,011
Brian P. McAloon	28,271,585	81,911
Cosmo S. Trapani	28,322,692	30,804
Franklin Weigold	28,271,585	81,911

To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009: 28,119,180 shares for; 247,423 shares against; and 13,893 shares abstaining.

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

Date: August 7, 2009	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer