Form 10-Q
period 2009-09-30
HITTITE MICROWAVE CORP
filed 2009-11-06
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, Hittite Microwave Corporation had 30,124,216 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2009

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$215,171	$180,856
Accounts receivable, net of allowance for doubtful accounts of $334 and $234, respectively	19,549	27,650
Inventories	17,788	13,981
Deferred costs	110	139
Income taxes receivable	1,935	20
Prepaid expenses and other current assets	1,086	1,127
Deferred taxes	7,161	6,206

Total current assets	262,800	229,979

Property and equipment, net	20,293	17,927
Other assets	5,769	7,178

Total assets	$288,862	$255,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,308	$2,778
Accrued commissions	843	1,307
Accrued payroll and benefits	2,400	2,497
Accrued other expenses	3,310	3,032
Customer advances	542	723
Deferred revenue	4,317	2,748

Total current liabilities	14,720	13,085

Long-term income taxes payable	4,948	4,689
Deferred taxes	712	381

Total liabilities	20,380	18,155

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,124 and 30,291 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	301	303
Additional paid-in capital	130,716	121,274
Accumulated other comprehensive income (loss)	196	(73)
Retained earnings	137,269	115,425

Total stockholders’ equity	268,482	236,929

Total liabilities and stockholders’ equity	$288,862	$255,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenue	$41,469	$45,528	$119,337	$133,858
Cost of revenue	11,623	12,504	34,238	38,588

Gross profit	29,846	33,024	85,099	95,270

Operating expenses:
Research and development	5,609	6,404	16,877	17,978
Sales and marketing	3,778	3,988	10,881	12,021
General and administrative	2,185	2,117	7,179	6,282

Total operating expenses	11,572	12,509	34,937	36,281

Income from operations	18,274	20,515	50,162	58,989
Interest income	85	826	350	2,833
Other income (expense), net	(7)	(88)	13	(216)

Income before income taxes	18,352	21,253	50,525	61,606
Provision for income taxes	6,367	7,555	17,769	21,396

Net income	$11,985	$13,698	$32,756	$40,210

Earnings per share:
Basic	$0.41	$0.45	$1.12	$1.31
Diluted	$0.40	$0.44	$1.10	$1.29

Weighted average shares outstanding:
Basic	29,438	30,464	29,372	30,654
Diluted	29,933	30,907	29,816	31,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$32,756	$40,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,876	4,290
Amortization	1,078	1,078
Deferred taxes	(623)	(1,144)
Provision for doubtful accounts	341	55
Provision for inventory obsolescence	1,101	895
Stock-based compensation	4,879	4,104
Changes in operating assets and liabilities:
Accounts receivable	7,810	(6,002)
Inventories	(4,908)	872
Deferred costs	29	69
Other assets	384	(1,173)
Deferred revenue and customer advances	1,388	(2,361)
Accounts payable	531	804
Accrued expenses	(299)	1,626
Income taxes	(1,667)	1,361

Net cash provided by operating activities	46,676	44,684

Cash flows from investing activities:
Purchases of property and equipment	(6,179)	(4,172)
Purchases of available-for-sale investments	—	(28,294)
Sales and maturities of available-for-sale investments	—	127,301

Net cash provided by (used in) investing activities	(6,179)	94,835

Cash flows from financing activities:
Proceeds from exercise of stock options	3,047	1,997
Purchase of Company common stock	(10,916)	(22,220)
Excess income tax benefit related to stock-based compensation plans	1,530	772

Net cash used in financing activities	(6,339)	(19,451)

Effect of exchange rate changes on cash and cash equivalents	157	(125)

Net increase in cash and cash equivalents	34,315	119,943
Cash and cash equivalents, beginning of period	180,856	65,735

Cash and cash equivalents, end of period	$215,171	$185,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2009, results of operations for the three- and nine-month periods ended September 30, 2009 and September 30, 2008 and cash flows for the nine-month periods ended September 30, 2009 and September 30, 2008 in accordance with accounting principles generally accepted in the United States. Events subsequent to September 30, 2009 have been evaluated through the November 6, 2009 issuance date of these consolidated financial statements. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that is included in Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.”  This guidance establishes the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Company adopted this guidance effective July 1, 2009. This guidance does not change GAAP, therefore its adoption had no impact on the Company’s financial position or results of operations. References to GAAP in this Quarterly Report on Form 10-Q have been updated to reflect the ASC.

In September 2006, the FASB issued authoritative guidance that is included in ASC 820, “Fair Value Measurements and Disclosures.” This guidance clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. The Company adopted this guidance effective January 1, 2008, except as it applies to certain non-financial assets and non-financial liabilities, for which the guidance was implemented effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures regarding the fair value of the Company’s financial instruments.

In December 2007, the FASB issued authoritative guidance that is included in ASC 805, “Business Combinations.” This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB amended and clarified this guidance with respect to the initial recognition and measurement, subsequent measurement and disclosure of contingent assets and liabilities arising from a business combination. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued authoritative guidance that is included in ASC 815, “Derivatives and Hedging.” This guidance requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued authoritative guidance that is included in ASC 350, “Intangibles — Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible.  The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance that is included in ASC 320, “Investments - Debt and Equity Securities.” This guidance amends the guidance for recognizing other-than-temporary impairments of debt securities and requires additional disclosures with respect to both debt and equity securities. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance that is included in ASC 825, “Financial Instruments.”  This guidance requires that disclosures regarding the fair value of financial instruments be provided in interim financial statements.  The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued authoritative guidance that is included in ASC 855, “Subsequent Events.” This guidance provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, and specifies related disclosure requirements. The Company adopted this guidance for the quarterly period ended June 30, 2009. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. ASU 2009-13 will be effective for the Company on January 1, 2011, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2009-13 will have on its financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605.  ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. ASU 2009-14 will be effective for the Company on January 1, 2011, with early adoption permitted. The Company does not believe that the adoption of ASU 2009-14 will have a material effect on its financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net income	$11,985	$13,698	$32,756	$40,210
Foreign currency translation adjustments	206	(383)	269	(188)

Comprehensive income	$12,191	$13,315	$33,025	$40,022

4. Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and financial liabilities.  Fair value is the price that would be received for an asset, or the exit price that would be paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. There are three levels of inputs used to measure fair value, arranged in a hierarchy that maximizes the use of observable inputs:

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

	September 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$191,955	$—	$—	$191,955

5. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2009	December 31, 2008

Raw materials	$7,944	$7,397
Work in process	5,747	2,986
Finished goods	4,097	3,598

	$17,788	$13,981

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of September 30, 2009 or December 31, 2008.

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

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Although the Company has not to date incurred any liabilities as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of the Company’s products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company’s foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company is investigating this claim of infringement. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party’s patent, the Company would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against the Company in which it alleges that certain of the Company’s products infringe patents held by the third party. The Company has filed an answer denying that the Company infringes and asserting defenses, including that the patents in question are invalid. During the third quarter of 2009, another third party commenced an action against the Company, in which it alleges that one of the Company’s products infringes a patent held by the third party. The Company is investigating this claim. There can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. Any claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with the Company’s foundries and customers, damage the Company’s reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Basic earnings per share:
Net income	$11,985	$13,698	$32,756	$40,210

Weighted average common shares outstanding	29,438	30,464	29,372	30,654

Basic earnings per share	$0.41	$0.45	$1.12	$1.31

Diluted earnings per share:
Net income	$11,985	$13,698	$32,756	$40,210

Weighted average common shares outstanding	29,438	30,464	29,372	30,654
Effect of dilutive stock options and restricted stock	495	443	444	522

Adjusted weighted average shares — diluted	29,933	30,907	29,816	31,176

Diluted earnings per share	$0.40	$0.44	$1.10	$1.29

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation.

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

We sell our products to original equipment manufacturers (OEMs), that supply advanced electronic systems to commercial and military end users, and to these OEMs’ contract manufacturers. In general, the decision to purchase our product is made by the OEM, which has designed our product into its system. In the event that we sell to an OEM’s contract manufacturer, the contract manufacturer typically does not have discretion to replace our product with one from a different supplier.

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

Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. We are no longer eligible to compete for new SBIR awards and, as of September 30, 2009, have completed substantially all of our existing SBIR projects. Revenue from SBIR contracts was immaterial in both 2008 and the nine months ended September 30, 2009. There has been no impact to our other U.S. government- or commercial-sponsored research and development activities. Research and development expense will increase as we reassign engineering resources from government-sponsored SBIR programs to Hittite funded research and development projects.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2009 and 2008

Revenue. In the three months ended September 30, 2009, our revenue decreased $4.1 million, or 8.9%, to $41.5 million, compared with $45.5 million in the corresponding period of 2008. Revenue from sales to customers outside the United States accounted for 57.0% of our total revenue in the three months ended September 30, 2009, compared with 60.2% in the corresponding period of 2008. Our revenue decrease was primarily attributable to decreased sales to the broadband, cellular infrastructure, and microwave and millimeterwave communications markets, caused primarily by the recent global economic downturn and related credit crisis that have been affecting us along with the entire semiconductor industry.

Gross margin.  In the three months ended September 30, 2009, our gross margin was 72.0%, compared with 72.5% in the corresponding period of 2008. The decrease in gross margin was primarily attributable to pricing and production cost variances, partially offset by relatively favorable project costs experienced on certain government contracts in 2009 as compared to 2008.

In light of the recent global recession, we took steps early in 2009 to reduce expenses across our business, and maintained these measures during the three months ended September 30, 2009. While we may decide to reduce expenses further, we believe that increased spending in research and development will be required for us to remain competitive in the future, and our mid- and long-term plans for growth also require increased spending to support our operations, sales, marketing and administrative functions. Accordingly, our goal is to manage expenses in a manner that balances near-term financial goals with our longer term strategic objectives.

Research and development expense. In the three months ended September 30, 2009, our research and development expense decreased $0.8 million, or 12.4%, to $5.6 million, and represented 13.5% of our revenue, compared with $6.4 million, or 14.1% of our revenue, in the corresponding period of 2008. The decrease in our research and development expense was attributable to a $0.3 million decrease in personnel costs, a $0.2 million decrease in depreciation and a $0.3 million decrease in other costs. The decrease in personnel costs reflects cost savings initiatives, partially offset by the cost increase associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities.

Sales and marketing expense. In the three months ended September 30, 2009, our sales and marketing expense decreased $0.2 million, or 5.3%, to $3.8 million, and represented 9.1% of our revenue, compared with $4.0 million, or 8.8% of our revenue, in the corresponding period of 2008. The decrease in our sales and marketing expense was primarily attributable to a $0.1 million decrease in personnel costs, primarily due to recent cost savings initiatives, and a $0.1 million net decrease in other costs.

General and administrative expense. In the three months ended September 30, 2009, our general and administrative expense increased $0.1 million, or 3.2%, to $2.2 million, and represented 5.3% of our revenue, compared with $2.1 million, or 4.6% of our revenue, in the corresponding period of 2008. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in professional fees, partially offset by a $0.1 million net decrease in other costs.

Interest income. In the three months ended September 30, 2009, our interest income decreased $0.7 million to $0.1 million, compared with $0.8 million in the corresponding period of 2008, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes decreased $1.2 million to $6.4 million in the three months ended September 30, 2009, compared with $7.6 million in the corresponding period of 2008, representing an effective tax rate of 34.7% and 35.5% in 2009 and 2008, respectively. The effective tax rate decreased primarily as a result of a decrease in state income taxes and an increase in foreign tax benefit partially offset by a decrease in our tax-exempt interest income. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and tax benefits from manufacturing activities.

Comparison of the Nine month Periods Ended September 30, 2009 and 2008

Revenue. In the nine months ended September 30, 2009, our revenue decreased $14.5 million, or 10.8%, to $119.3 million, compared with $133.9 million in the corresponding period of 2008. Revenue from sales to customers outside the United States accounted for 60.0% of our total revenue in the nine months ended September 30, 2009, compared with 59.4% in the corresponding period of 2008. Our revenue decrease was primarily attributable to decreased sales to the broadband, microwave and millimeterwave communications, military, space and test and measurement markets, caused primarily by the recent global economic downturn and related credit crisis, partially offset by an increase in sales to the cellular infrastructure market.

Gross margin.  In the nine months ended September 30, 2009, our gross margin was 71.3%, compared with 71.2% in the corresponding period of 2008. The increase in gross margin was primarily attributable to a favorable change in product mix, offset by unfavorable pricing and production cost variances. In addition, we experienced relatively favorable project costs on certain government contracts in 2009 as compared to 2008.

Research and development expense. In the nine months ended September 30, 2009, our research and development expense decreased $1.1 million, or 6.1%, to $16.9 million, and represented 14.1% of our revenue, compared with $18.0 million, or 13.4% of our revenue, in the corresponding period of 2008. The decrease in our research and development expense was attributable to a $0.4 million decrease in depreciation, a $0.3 million decrease in personnel costs and a $0.4 million decrease in other costs. The decrease in personnel costs reflects cost savings initiatives, partially offset by the cost increase associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities.

Sales and marketing expense. In the nine months ended September 30, 2009, our sales and marketing expense decreased $1.1 million, or 9.5%, to $10.9 million, and represented 9.1% of our revenue, compared with $12.0 million, or 9.0% of our revenue, in the corresponding period of 2008. The decrease in our sales and marketing expense was primarily attributable to a $0.5 million decrease in personnel costs, a $0.1 million decrease in travel costs and a $0.3 million net decrease in other costs, primarily due to recent cost savings initiatives. In addition, third party commissions decreased $0.2 million, due to our decrease in revenue.

General and administrative expense. In the nine months ended September 30, 2009, our general and administrative expense increased $0.9 million, or 14.3%, to $7.2 million, and represented 6.0% of our revenue, compared with $6.3 million, or 4.7% of our revenue, in the corresponding period of 2008. The increase in our general and administrative expense was primarily attributable to a $0.6 million increase in professional fees and a $0.3 million increase in bad debt expense.

Interest income. In the nine months ended September 30, 2009, our interest income decreased $2.5 million to $0.3 million, compared with $2.8 million in the corresponding period of 2008, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes decreased $3.6 million to $17.8 million in the nine months ended September 30, 2009, compared with $21.4 million in the corresponding period of 2008, representing an effective tax rate of 35.2% and 34.7% in 2009 and 2008, respectively. The effective tax rate increased primarily as a result of the decrease in our tax-exempt interest income, partially offset by a decrease in state income taxes. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and tax benefits from manufacturing activities.

Liquidity and Capital Resources

As of September 30, 2009, we held $215.2 million of cash and cash equivalents.  During the third quarter of 2009, given our cash position, we canceled our $30.0 million bank credit facility, which had been inactive over the past year and had no outstanding balance.

In the nine months ended September 30, 2009, cash provided by our operations was $46.7 million, of which the principal components were our net income of $32.8 million and non-cash charges of $11.3 million, as well as a net decrease in operating assets and liabilities of $3.3 million, partially offset by a net increase in deferred taxes of $0.6 million.  The net decrease in operating assets and liabilities includes a $7.8 million decrease in accounts receivable, due to our decrease in revenue and the timing of customer invoices, and a decrease in other net operating assets and liabilities of $0.4 million, partially offset by a $4.9 million increase in standard catalog and project inventories.

In the nine months ended September 30, 2009, we invested $6.2 million in the purchase of capital equipment, primarily for production test equipment and tooling. We received $3.0 million from the exercise of stock options and $1.5 million from the tax benefit related to these exercises.

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees.  The shares may be repurchased from time to time on the open market or in privately negotiated transactions.  Since April 2008, we have repurchased 1,712,765 shares for $52.5 million, including 396,258 shares purchased for $10.9 million in the nine months ended September 30, 2009.  The estimated cost of shares to be purchased over the next three to six months is approximately $11.4 million, based on the last sale price of our common stock on September 30, 2009, as reported by the Nasdaq Global Market.  The timing, price and volume of this and any additional repurchases will be based on market conditions, relevant securities law and other factors as appropriate and repurchases may be suspended or discontinued at any time.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that is included in Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.”  This guidance establishes the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. We adopted this guidance effective July 1, 2009. This guidance does not change GAAP, therefore its adoption had no impact on our financial position or results of operations. References to GAAP in this Quarterly Report on Form 10-Q have been updated to reflect the ASC.

In September 2006, the FASB issued authoritative guidance that is included in ASC 820, “Fair Value Measurements and Disclosures.” This guidance clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. We adopted this guidance effective January 1, 2008, except as it applies to certain non-financial assets and non-financial liabilities, for which the guidance was implemented effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations. See Note 4 for disclosures regarding the fair value of our financial instruments.

In December 2007, the FASB issued authoritative guidance that is included in ASC 805, “Business Combinations.” This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB amended and clarified this guidance with respect to the initial recognition and measurement, subsequent measurement and disclosure of contingent assets and liabilities arising from a business combination. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued authoritative guidance that is included in ASC 815, “Derivatives and Hedging.” This guidance requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, results of operations and cash flows. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2008, the FASB issued authoritative guidance that is included in ASC 350, “Intangibles — Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible.  The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued authoritative guidance that is included in ASC 320, “Investments - Debt and Equity Securities.” This guidance amends the guidance for recognizing other-than-temporary impairments of debt securities, and requires additional disclosures with respect to both debt and equity securities. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued authoritative guidance that is included in ASC 825, “Financial Instruments.”  This guidance requires that disclosures regarding the fair value of financial instruments be provided in interim financial statements.  We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued authoritative guidance that is included in ASC 855, “Subsequent Events.” This guidance provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, and specifies related disclosure requirements. We adopted this guidance for the quarterly period ended June 30, 2009. Such adoption did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. ASU 2009-13 will be effective for us on January 1, 2011, with early adoption permitted.  We are currently evaluating the impact the adoption of ASU 2009-13 will have on our financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605.  ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. ASU 2009-14 will be effective for us on January 1, 2011, with early adoption permitted. We do not believe that the adoption of ASU 2009-14 will have a material effect on our financial position or results of operations.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, as well as foreign exchange rate risk.

Interest rate risk.    The primary objectives of our investment activity are to preserve principal, provide liquidity and earn a market rate of return. To minimize market risk, we maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly rated, short-term government and commercial securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2009, ON Semiconductor Corporation and its subsidiary, Semiconductor Components Industries, LLC, commenced an action against us, along with Hynix Semiconductor, Inc., Elpida Memory, Inc. and Nanya Technology Corporation and entities affiliated with those defendants, in the United States District Court for the Eastern District of Texas. The ON Semiconductor action alleges that one of our products infringes a patent owned by ON Semiconductor. The action seeks injunctive relief and damages in an unspecified amount.  We are investigating ON Semiconductor’s claim of infringement against us.

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

The recent global recession and related credit crisis are adversely affecting our business, results of operations and financial condition.

The recent global recession has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business continued to be significantly affected by these conditions in the third quarter of 2009, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If the current uncertain economic conditions continue or further deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

•  reduced demand for our products;

•  increased risk of order cancellations or delays;

•  increased pressure on the prices for our products;

•  greater difficulty in collecting accounts receivable; and

•  risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments when needed.

We are unable to predict the likely duration and severity of the recent global downturn and disruption in credit and financial markets, but the longer the duration the greater the risks we face in operating our business.

We believe that we currently are in a period of relatively low sequential growth, the duration of which we cannot predict.

Thus far in 2009, we have seen a decrease in customer bookings in comparison to 2008, as the recent global economic downturn and related credit crisis have affected us along with the entire semiconductor industry. Although we believe that we have excellent prospects for long-term growth once global economic conditions improve, we believe that we currently are in a period of relatively low sequential growth, the duration of which we cannot predict. Taking into account the impact of the recent global economic downturn and related disruption in credit markets on our major end markets, we expect revenue in the fourth quarter of 2009 to be $42.5 million to $43.5 million, compared to $41.5 million for the third quarter of 2009, $39.7 million for the second quarter of 2009 and $38.2 million for the first quarter of 2009. Further reductions in demand and the possibility that economic conditions will deteriorate further may cause us to be unable to meet our expected revenue for the fourth quarter of 2009, and there can be no assurance that our revenue in subsequent quarters will meet or exceed that level.

Our efforts to control operating expenses during the recent global recession may limit our ability to maintain our competitive position and meet operational challenges, which could harm our business and financial results.

Effectively managing our operations and maintaining our competitiveness while continuing to deliver acceptable financial performance in this environment represents a significant challenge. In light of the recent global recession, we took steps early in 2009 to reduce expenses across our business, and maintained these measures during the three months ended September 30, 2009. These expense control measures could limit our ability to meet our product development targets and make necessary improvements to our operational, financial and information technology organizations and systems. We may decide to reduce operating expenses further, which could harm our business. If we are unable or choose not to reduce operating expenses further, our profitability may suffer.

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

The recent global recession has reduced demand in the semiconductor industry as well as numerous other industries. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We experienced slower growth during periods of weak demand in the past, and our business may be adversely impacted by any downturns in the future. Future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

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

The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business and continued growth in our revenue will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner and have our products designed into the products of OEMs. The development of new high performance semiconductor ICs, modules and subsystems is highly complex, and from time to time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. Our ability to successfully develop, manufacture, introduce and deliver new types of high performance semiconductor ICs, modules and subsystems will depend on various factors, including our ability to:

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

We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global

Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Northrop Grumman Space Technology sector in California, Taiwan Semiconductor Manufacturing Company in Taiwan, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon, United Monolithic Semiconductors (UMS) in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property, as a result of activities by our foundries. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

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

The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products, components or materials to us. We believe that a supplier of wafers that are used in a significant number of our products has been experiencing financial difficulties. Failure of this supplier to meet its supply commitments to us would impair our ability to supply customers with the related products and adversely impact our revenue and financial results. We are taking steps to mitigate our exposure to this risk; however, there can be no assurance that these measures would be sufficient to avoid disruption of our business if there were to be a near-term interruption in the supply of wafers that we currently purchase from this supplier. If this or one of our other key suppliers is unable to provide us with its materials, components or services, our operations may be adversely affected. We might experience difficulty identifying alternative sources of supply for the materials, components and services used in our products or that we obtain through outsourcing. We could experience delays if we were required to test and evaluate products and services of potential alternative suppliers. Any of these occurrences could negatively affect our operating results and liquidity and harm our business.

We are subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any liabilities as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have from time to time received notice of such claims from third parties and we could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement. During the first quarter of 2008, we received a letter from a third party asserting that sales by us of certain of our products infringe a patent that allegedly applies to a semiconductor process used by certain of our foundries in manufacturing wafers they supply to us for use in these products. We are investigating this claim of infringement. We believe that to the extent that we might incur liability as a result of infringement by any of our foundries of this or any other third party’s patent, we would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against us in which it alleges that certain of our products infringe patents held by the third party. We have filed an answer denying that we infringe and asserting defenses, including that the patents in question are invalid. During the third quarter of 2009, another third party commenced an action against us, in which it alleges that one of our products infringes a patent held by the third party. We are investigating this claim. There can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If we were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

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

Our new test and measurement instrument products, such as our HMC-T2000 and HMC-T2100 signal generators, are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our new test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenue, loss of market share or failure to achieve market acceptance. We may conclude that it is advisable or necessary, in order to promote the sale of these products, to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our new test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

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

Our United States government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. Some of our contracts, such as our $35 million production order for microwave subsystems that will be used in an advanced U.S. military weapon system, which we announced in February 2009, are long-term contracts for the manufacture of complex subsystems for which we are required to expand our production facilities, hire additional personnel, incur costs to meet customer qualification requirements and make other substantial investments in advance of our receipt of significant revenue. If such a contract is terminated, in addition to the loss of anticipated revenue, we may be unable to recover all of our costs incurred or committed.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 23% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 23% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended September 30, 2009, we repurchased 2,551 shares of our common stock at a cost of $0.1 million, as set forth in the table below.

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that may
	Total number of	(b)	shares purchased	yet be purchased under
	shares purchased	Average price	as part of publicly	the plans or programs
Period	(1)	paid per share	announced plan	(in thousands) (2)

July 2009	2,203	$37.60	2,203
August 2009	348	34.54	348
September 2009	—	—	—
Total	2,551		2,551	$11,440

(1)  Includes shares repurchased in connection with our stock-based compensation plans.

(2)  Value based on an aggregate of 311,029 shares at an assumed purchase price of $36.78 per share, which was the last sale price of our common stock on September 30, 2009, as reported by the Nasdaq Global Market.

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

Date: November 6, 2009	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer