Form 10-K
period 2009-12-31
HITTITE MICROWAVE CORP
filed 2010-02-26
CIK 1130866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $767,841,456.

         As of February 15, 2010 there were 30,215,719 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits (ICs) modules and subsystems for technically demanding radio frequency (RF) microwave and millimeterwave applications. As a result of our 25 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

Industry Background

         Growth in advanced electronic systems using RF, microwave and millimeterwave technology

        Global demand for mobile communication services and for real-time access to diverse types of data continues to increase. This demand, coupled with the increasing capabilities and decreasing cost of computing devices, has led to rapid adoption of a wide variety of advanced electronic systems that rely on electromagnetic waves for high speed data transmission, reception or acquisition. These systems utilize a variety of data transmission technologies over a wide range of electromagnetic frequency bands, including RF, microwave and millimeterwave frequencies. These advanced electronic systems are integral to wireless networks such as cellular telephone, fixed wireless and satellite communication systems, as well as wired networks such as cable TV, broadband access and optical data networks. In addition, an increasing number of automotive, industrial, military, homeland security, scientific and medical applications use RF, microwave and millimeterwave technology to perform detection, measurement and imaging functions. All of these applications increase the demand for high speed networking equipment. The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has accelerated demand for analog, digital and mixed-signal ICs, modules and subsystems that are optimized to provide high performance signal processing across the electromagnetic frequency spectrum.

         The electromagnetic frequency spectrum

        The terms RF, microwave and millimeterwave refer generally to electromagnetic waves that are propagated when an alternating current is applied to an antenna or conductor. The properties and uses of electromagnetic energy depend on its frequency. Each type of system typically uses a different frequency range, or band, of the frequency spectrum. For example:

  •
  Broadband access devices, cellular telephone systems, cable TV systems, global positioning system (GPS) equipment and magnetic resonance imaging machines typically operate in what we refer to as the RF frequency band, between one megahertz and six gigahertz (GHz).

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

        Congestion of the limited available frequency bands is driving the electronics industry to develop more creative and efficient uses of available frequency spectrum. For example, some applications, such as newer 3G and 4G cellular telephone systems, have migrated to higher frequencies, which are inherently able to provide higher data transfer rates. Other applications, such as broadband wireless local loop applications, and cellular telephone systems being deployed in developing nations, take advantage of recently introduced modulation schemes to utilize lower frequency bands more efficiently. Still others, such as emerging ultra wide band systems, use new system architectures and complex modulation schemes to distribute data over the entire frequency spectrum. The implementation of these more complex system architectures and modulation schemes, and their distribution over a wider portion of the frequency spectrum, increase the technical challenges associated with the design and manufacture of ICs, modules and subsystems used in these systems.

  Requirements of manufacturers of advanced electronic systems operating at RF, microwave and millimeterwave frequencies

        The need for advanced electronic systems offering improved functionality, reliability and speed has intensified the challenges faced by original equipment manufacturers (OEMs) that design and develop these systems. Many OEMs do not have the IC design or semiconductor process expertise necessary to develop their own ICs, modules and subsystems for RF, microwave and millimeterwave applications. As a result, they increasingly look to qualified merchant suppliers to provide this expertise and these solutions and, in many cases, to design and manufacture custom products to meet their application-specific requirements.

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

        Integration.    Advances in gallium arsenide (GaAs) and silicon semiconductor technology have enabled higher degrees of integration in the design and manufacture of semiconductor devices. For example, analog and digital signal processing can now be combined on a single monolithic microwave integrated circuit (MMIC) or system on a chip (SOC). It has also become possible to combine multiple MMICs into a multi-chip module (MCM), which integrates multiple functions required by an advanced electronic system into a single compact package. Because MCMs can combine MMICs manufactured under different semiconductor process technologies, they can take advantage of the process technology that is best suited for each function. Higher degrees of integration can also be attained through the assembly of a number of MCMs into subsystems that provide greater functionality and can be more easily incorporated into an OEM's product.

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

Our Competitive Strengths

        Our key competitive strengths as we address market opportunities include:

  •
  advanced RF, microwave and millimeterwave engineering capabilities;

  •
  ability to optimize circuit design and semiconductor process and packaging technologies to meet customers' application requirements;

  •
  broad product portfolio, comprising 24 product lines;

  •
  diverse customer base, end markets and applications;

  •
  multi-channel sales and support capabilities; and

  •
  our fabless business model.

        Advanced RF, microwave and millimeterwave engineering capabilities.    We have developed broad expertise in a number of disciplines that are critical to the design and manufacture of ICs, modules and subsystems for technically demanding RF, microwave and millimeterwave applications. These include:

  •
  analog, digital and mixed-signal IC design;

  •
  SOC design;

  •
  semiconductor device modeling;

  •
  RF, microwave and millimeterwave subsystem and instrument design;

  •
  mechanical, thermal and packaging engineering;

  •
  digital hardware and related software engineering;

  •
  automated test software engineering; and

  •
  manufacturing, process and quality engineering.

        Our knowledge of analog and mixed-signal semiconductor technology, from the device level to the design and assembly of subsystems and instruments optimized for RF, microwave and millimeterwave applications, enables us to deliver high performance, high value products to our customers.

        Ability to optimize circuit design and semiconductor process and packaging technologies to meet customers' application requirements.    Based on customers' requirements, we select the foundry and semiconductor process that we believe will provide the best combination of performance attributes and form factor for use in that application. We also have expertise in a range of industry standard and proprietary packaging technologies. Our fabless business model and broad engineering expertise enable us to optimize our product designs using the semiconductor process and packaging technology that best address our customers' needs.

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules and subsystems that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2009, we had more than 800 standard products spanning 24 product lines:

  •
  amplifiers

  •
  attenuators

  •
  data converters

  •
  dielectric resonator oscillators

  •
  frequency dividers and detectors

  •
  frequency multipliers

  •
  high-speed comparators

  •
  high speed digital logic products

  •
  interface

  •
  limiting amplifiers

  •
  mixers and converters

  •
  modulators

  •
  oscillators

  •
  passives

  •
  phase lock loops

  •
  phase lock loops with integrated voltage controlled oscillators

  •
  phase shifters

  •
  power conditioners

  •
  power detectors

  •
  sensors

  •
  switches

  •
  synthesizer ICs and instruments

  •
  transimpedance amplifiers

  •
  variable gain amplifiers

        We offer our products in a wide variety of packaging formats, modules and subsystems facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced four new product lines in each of 2009 and 2008, and three new product lines in 2007. We introduced 83 new standard products in 2009, 100 in 2008 and 152 in 2007, and also added custom products in comparable numbers during those years.

        Diverse customer base, end markets and applications.    The diversity of our customers, end markets and applications provides us with multiple long-term growth opportunities. In 2009, we sold our products to approximately 3,000 commercial and U.S. government customers for use in a variety of applications and end markets worldwide. Our principal end markets include:

Automotive	•	telematics and GPS systems
	•	collision avoidance, blind spot detection and intelligent cruise control
	•	pre-collision sensors
Broadband	•	cable TV and cable modems
	•	direct broadcast satellite
	•	fixed and mobile wireless networks

Cellular infrastructure	•	cellular telephone base stations and repeaters
	•	E911 and GPS location systems
	•	handheld radios and other mobile voice and data devices
Fiber optics	•	communications infrastructure
	•	fiber optic test equipment
	•	data communications equipment
Microwave and millimeterwave communications	•	high and low capacity point-to-point and multi-point radio systems
	•	commercial very small aperture terminal (VSAT) systems
	•	short range local area networks
Military	•	communications systems
	•	radar, guidance and electronic countermeasure systems
	•	sensing and detection platforms
Space	•	communication and imaging payloads
	•	command, control and communications for commercial, scientific and military spacecraft
Test and measurement	•	medical and industrial imaging systems
	•	homeland security systems
	•	telecommunications test equipment
	•	scientific and industrial equipment

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

Products

        We design, develop and sell high performance analog and mixed-signal ICs, modules and subsystems used in technically challenging RF, microwave and millimeterwave applications. We offer a broad range of radio frequency integrated circuits (RFICs), MMICs, MCMs and subsystems that perform a variety of signal processing functions and that operate across the RF, microwave and millimeterwave frequency spectrum. Our products are used in a wide range of wired and wireless communications applications, such as cellular telephone base stations, microwave and millimeterwave radio systems, broadband wireless access systems and direct broadcast satellite systems. They are also used in detection, measurement and imaging applications including military communication, targeting, guidance and electronic countermeasure systems, commercial, scientific and military spacecraft, automotive collision avoidance systems, medical imaging systems and industrial test equipment.

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 800 standard products. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other vendor. The standard products listed in our catalog generally are purchased by multiple customers for use in a variety of applications.

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

  Our IC product lines

        We currently provide standard and custom semiconductor products spanning 24 product lines. Our product lines include most of the functional circuit blocks required to create both receiver and transmitter subsystems for any RF, microwave or millimeterwave application.

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

  •
  microwave and optical driver amplifiers used in fiber optic applications where wide bandwidth and high output voltage swings are required to drive optical components;

  •
  low noise amplifiers used in the first stage of a receiver, where amplification with minimum distortion of an incoming signal having a low power level is required; and

  •
  broadband gain blocks used throughout the receiver and transmitter sections of already fixed systems to boost signal level.

        2.    Attenuators.    Attenuators are used to reduce the power of a RF, microwave or millimeterwave signal in specific controlled amounts without distorting the signal quality. For example, to avoid overloading a base station's receiving circuitry as a mobile transmitter approaches a base station or tower, an attenuator is used in the receiver to optimize the received signal for processing. Our portfolio of standard attenuators is classified into two types:

  •
  analog attenuators that provide control of the RF, microwave or millimeterwave signal in response to an analog direct current (DC) voltage input and can deliver continuously varying, very fine to very large levels of attenuation; and

  •
  digital attenuators that provide control of the RF, microwave or millimeterwave signal in response to a digital logic input and deliver preprogrammed levels of attenuation according to the digital input.

        3.    Data converters.    Data converters are used to convert signals between analog and digital format. Currently our product line includes:

  •
  track-and-hold (T/H) amplifiers that convert analog sinusoidal signals to high speed digital square wave signals for baseband processing.

        4.    Dielectric Resonator Oscillator.    An oscillator is a device that produces a RF, microwave or millimeterwave frequency. A dielectric resonator oscillator (DRO) is a class of oscillator in which the output frequency is mechanically stabilized over a very narrow range by a resonating dielectric material. Our DRO products are optimized for military, test equipment and industrial/medical equipment applications, and are characterized by their low phase noise, low temperature drift and robust packaging.

        5.    Frequency dividers and detectors.    Frequency dividers, also called prescalers, and phase-frequency detectors are used in frequency generation circuits, or synthesizers, to help process and distribute the carrier frequency of the system. We offer a full range of frequency dividers and phase-frequency detectors. Our standard dividers and detectors include:

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

  •
  programmable frequency dividers that provide continuous division ratios from 1 to 32 in response to digital logic input; and

  •
  frequency dividers that provide fixed division ratios, including innovative divide-by-3 and divide-by-5 ratios, by dividing and digitizing a frequency without generating unwanted noise to enable the synthesizer to lock on the desired output signal.

        6.    Frequency multipliers.    Frequency multipliers are used in frequency generation circuits, or synthesizers, to increase by a predetermined factor the carrier frequency and to help distribute it throughout the system. We offer a full range of active and passive frequency multiplier standard products, including:

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

        7.    High Speed Comparators.    A high speed comparator is a device that constantly monitors signal levels at its inputs. The device generates a digital output signal based on the difference in amplitude of the input signal levels. Our high speed comparators are optimized for high speed military, test equipment and industrial/medical equipment applications and exhibit low propagation dispersion, short minimum detectable pulse widths and low power consumption.

        8.    High speed digital logic products.    High speed digital logic products are used to select, split, invert, route, multiply or delay high speed digital signals. High performance digital systems require these functions to route the signal throughout a digital backplane. Our high speed digital logic products can support digital signals which propagate at speeds of 13, 26 and 40 gigabits per second (Gb/s), which makes them suitable for OC-48, OC-192 and OC-768 applications. These products contain functions such as clock dividers, NRZ to RZ converters, XOR and NAND logic gates, flip-flops and 1:2 fanout buffers.

        9.    Interface.    Interface products are used in the digital or analog control of RF, microwave, and millimeterwave integrated circuits. Our first interface product converts a serial or parallel logic input to a six bit wide complementary output, and can be used to simplify the control of digital attenuators, digital phase shifters, digital variable gain amplifiers and switch matrices.

        10.    Limiting amplifiers.    Limiting amplifiers increase the gain or power of an RF, microwave, millimeterwave or digital signal, and have the feature of adding more gain or power to low level signals, and less gain or power to high level signals. Our limiting amplifier product line is optimized for fiber optic communications and features low jitter and high data rate capability.

        11.    Mixers and converters.    Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the RF, microwave or millimeterwave signal. The input signal is combined with a fixed carrier signal generated by a local oscillator (LO) to produce the higher or lower output frequency. Our standard mixer and converter products include:

  •
  mixers in a variety of types including balanced mixers, sub-harmonic mixers, mixers with LO drivers and I/Q mixers, each utilizing our proprietary transformer circuit technology; and

  •
  converters, including receivers and transmitters, which combine multiple functions, such as LO drivers, gain blocks, low noise amplifiers and mixer circuits on a single IC or in a single package.

        12.    Modulators and demodulators.    Modulators are used in radio transmitters to combine a digital information signal with an analog carrier signal generated by an LO. Demodulators are used in radio receivers to extract the digital information signal from the analog carrier signal. Our modulators and demodulators address a variety of modulation schemes and feature high linearity, low noise and wide bandwidth. Our standard modulator and demodulator products include:

  •
  direct quadrature modulators utilizing analog and digital circuit techniques to support current and future high data rate modulation protocols;

  •
  vector modulators used for error correction signal processing in high power wireless system amplifiers by enabling the variation of an incoming signal's phase and amplitude via a digital/analog dual control input;

  •
  bi-phase modulators based upon our double-balanced MMIC mixer circuits and using a simple modulation format that supports low data rates;

  •
  I/Q demodulators that utilize analog and digital circuit techniques to separate the in-phase and quadrature data from the received modulated signal.

        13.    Oscillators.    An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators (VCOs) can be varied by an analog DC input control voltage. We offer three types of MMIC oscillators:

  •
  wide band VCOs that offer octave tuning bandwidth;

  •
  narrow band VCOs that offer narrower frequency tuning and lower phase noise performance; and

  •
  phase lock oscillators that offer integrated phase lock loop (PLL) functionality.

Our standard VCO products cover the frequency spectrum of 2.0 to 26.8 GHz, while our custom VCOs cover frequency bands between 2.0 to 80.0 GHz. Our self-contained VCOs integrate all necessary circuitry on a single chip, so that no external components are required.

        14.    Passives.    Our passive product line consists of 12 fixed attenuators which operate at frequencies up to 50 GHz. Fixed attenuators, or pads, are used to accurately reduce the power level of a signal without distorting the signal's characteristics.

        15.    Phased lock loops.    PLL integrated circuits are used in conjunction with oscillators in RF, microwave, and millimeterwave signal generation circuitry to accurately select and stabilize the frequency of transmitted and received signals. Our PLL products are designed to minimize noise, allow wide input bandwidth and provide advanced features. Our PLL products coupled with our VCO products can offer customers state of the art signal generation performance.

        16.    Phase lock loops with integrated voltage controlled oscillators—A PLL with integrated VCO produces an RF, microwave or millimeterwave frequency. Our PLL with integrated VCO products combine a fully integrated, low noise VCO, with an advanced PLL integrated circuit. Our single and tri-band PLL with integrated VCO products are optimized for RF and microwave signal generation applications, and exhibit low phase noise, low spurious products and flexible programming capabilities.

        17.    Phase shifters.    Phase shifters are used to change the phase of an RF, microwave or millimeter wave signal while providing little or no amplitude change or distortion. High performance systems such as phased array radars, RF medical equipment, wide band electronic warfare receivers, and time domain systems require tight design control over a signal's phase. These systems often rely on phase shifter components to maintain this control.

  •
  Analog phase shifters provide continuous phase change as a function of control voltage, often allowing over 360 degrees of phase shift; and

  •
  Digital phase shifters provide discrete phase shift changes with a single control voltage, often in a combination of small and large phase steps.

        18.    Power Conditioners—A power conditioner supplies DC power to an integrated circuit. Our power conditioner regulates the voltage level of a DC power supply, and removes unwanted noise and spurious products that can be detrimental to the performance of RF, microwave or millimeterwave integrated circuits. Our first power conditioner product is optimized for frequency generation applications and provides four independent regulated outputs with excellent power supply rejection ratio (PSRR).

        19.    Power detectors.    Power detectors convert RF signals to DC voltages that can be measured by simple digital circuitry. These devices convert power levels from logarithmic to linear voltages.

        20.    Sensors.    Our sensors use RF, microwave and millimeterwave energy to detect, measure or form an image of an object. These sensor ICs integrate multiple circuit functions and are effectively subsystems on a chip. For example, our single chip sensors are used for range detection in multiple military and commercial applications.

        21.    Switches.    Switches are used to route RF, microwave or millimeterwave signals from one or more input paths to one or more output paths. Control of the selected input and output signal path is achieved via digital logic input. Our switches are designed to reduce signal loss, minimize noise and interference, and operate at high frequencies and power levels. Our standard switch products provide the following functionality:

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

        22.    Synthesizers.    Synthesizers generate a coherent set of RF, microwave or millimeterwave frequencies over a specified range of frequency and power. Synthesizers are generally used to generate the frequency that acts as a carrier for voice or data communication.

        23.    Transimpedance Amplifiers.    Transimpedance amplifiers are used between devices which have very different levels of impedance or resistance. Our transimpedance amplifier provides a differential output voltage that is proportional to the current at its input, and is optimized for photodiode and fiber optic data communication applications.

        24.    Variable gain amplifiers.    Variable gain amplifiers (VGAs) boost the gain or power of a RF, microwave or millimeterwave signal and have the feature of allowing the user to set the gain or power at a specific level. Our variable gain amplifier MCMs utilize GaAs linear amplifiers, high performance six bit GaAs digital attenuators, and CMOS silicon drivers.

  Modules, subsystems and instrumentation

        Our highly integrated modules and subsystems leverage our extensive portfolio of standard and custom ICs with our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise. Our modules and subsystems are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings. Products include:

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

  •
  self-contained, 15-watt power amplifier, for use in test equipment and laboratory applications; and

  •
  instrumentation, such as our single and dual output synthesized signal generators for use in engineering, production and reliability screening applications.

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

        Our products are manufactured using GaAs and silicon semiconductor processes, including SiGe, Bi-CMOS and CMOS. We continuously investigate advanced GaAs- and silicon-based processes that we believe may offer product performance advantages in RF, microwave and millimeterwave applications.

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

        We offer our products in a wide variety of packaging formats, ranging from bare die to surface mount plastic and ceramic packages and highly integrated, chassis-mounted connectorized subsystems. We offer plastic, ceramic and metal packaging formats, including many industry standard formats, as well as proprietary packaging technologies. Our microwave surface mount packages are offered in either a hermetically sealed format for military, space and high reliability commercial applications or a non-hermetically sealed format for commercial communications and sensor applications. Our highly integrated modules and subsystems are constructed utilizing a variety of formats including ceramic substrates or printed circuit boards mounted in self-contained metal housings.

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

  RoHS Directive

        In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the European Union (EU) adopted its Restrictions on Use of Hazardous Substances Directive (RoHS) Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have a program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances.

Research and Development

        We focus our research and development efforts on designing and introducing new and improved standard and custom products and on developing new semiconductor device modeling and advanced RF, microwave or millimeterwave circuit design.

        We have made significant investments in our core engineering capabilities, including semiconductor device modeling and advanced RF, microwave and millimeterwave circuit design. Recently, we expanded our digital software and hardware engineering capabilities to support our subsystem and instrumentation product development efforts. In the area of device modeling, we are expanding our library of device models that measure and predict the performance of a transistor within a given circuit design and packaging technology. This allows us to select the process technology that provides the best combination of performance attributes for use in a given application. Our circuit design efforts are focused on developing products that provide superior performance and reliability.

        We have four design centers, located in Chelmsford, Massachusetts; Colorado Springs, Colorado; Istanbul, Turkey; and Ottawa, Ontario, Canada. Our Chelmsford design center is the primary location of our module, subsystem and instrument development efforts. The integrated circuit design and background intellectual property licensed in 2007 from Northrop Grumman Space Technology sector is being used to further expand our millimeterwave product line.

        We continuously develop products using our own specifications, guided by input from our customers and end markets, that combine technological innovation and general application. Our team of experienced engineers also works closely with many of our customers to develop and introduce custom products that address the specific requirements of those customers.

Sales, Marketing and Support

        We sell our products worldwide through multiple channels, including our worldwide direct sales force and applications engineering staff, our network of domestic and international independent sales representatives and our website. In addition, many of our standard products are available for sale in North America through our distributor, Future Electronics. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support offices in the United States, China, Germany, India, Japan, Korea, Sweden, and the United Kingdom. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

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

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our principal foundries are Cobham, Global Communications Semiconductors, IBM, Jazz Semiconductor, Northop Grumman, Taiwan Semiconductor Manufacturing Company (TSMC), Telefunken Semiconductor, TriQuint Semiconductor, United Monolithic Semiconductors (UMS) and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

        For most of our products, the production process begins with a GaAs or silicon semiconductor substrate, or wafer. The foundry that we select to manufacture a particular product utilizes a set of masks that are generated from our proprietary circuit layout designs. Completed wafers or die are shipped by the foundry to us or to our third-party packaging vendors. Depending on the application, the integrated circuit may be sold as bare die or assembled into an injection molded plastic package or a ceramic or metal package or housing, using a wide variety of packaging technologies. Standard plastic packaged parts are assembled by third-party suppliers located primarily in Asia and the United States, while packaging of high value package components is performed primarily at our Chelmsford facility. We utilize contract manufacturers to produce complex printed circuit board assemblies for certain military and commercial subsystems and instruments. Following the assembly process, we perform a final test for validation, inspection and quality assurance purposes on all finished products before they are shipped to our customers.

        Our Chelmsford facility contains class 100K clean rooms certified for commercial, military and space level product manufacturing. Our networked material requirements planning documentation and test data acquisition systems enable us to track materials throughout our suppliers and our own facility, as well as schedule production activities and shipments based on customer demand. We utilize automated and manual test stations for each of our numerous package types, driven by proprietary test equipment configurations and software. Our manual and automatic hybrid assembly equipment includes die shear and bond pull inspection equipment, die inspect/pick, die/substrate attach and wire bond functions. We are capable of testing our products from DC up to 110 GHz, utilizing our automated and semi-automated RF, microwave and millimeterwave equipment.

        We conduct environmental screening on production material, including tests such as temperature cycling and temperature shock, constant acceleration, mechanical vibration and shock, liquid and ambient burn-in, fine and gross hermeticity leak test and particle impact noise detection. Our reliability test equipment includes high temperature life-test equipment, highly accelerated stress test and infrared reflow testing and acoustic sonic scanning, as well as field emission scanning electron microscope (SEM) and energy dispersive spectroscopy (EDS) capability.

Quality Assurance

        We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2000 certified. The ISO 9001:2000 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. Recently, we expanded our quality initiatives and certifications to include S20.20 electrostatic discharge (ESD) management system certification and AS-9100 aerospace certification. These certifications evidence the fact that our operating policies and procedures satisfy industry requirements for our products' ESD protection and aerospace manufacturing controls. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we have processes in place to manufacture parts to the requirements of MIL-PRF-38543/38535.

Competition

        The markets for our products are highly competitive and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. Because of the breadth and diversity of our product lines and end markets, our competition is fragmented, and there is no principal competitor that we encounter in most or all of our markets. Our competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago, Analog Devices, Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of our competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, including TriQuint Semiconductor and UMS.

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

Intellectual Property

        We seek to protect our proprietary technology under United States and foreign laws affording protection for trade secrets, and to seek United States and foreign patent, copyright and trademark protection of our products and developments where appropriate. We rely on trade secrets, patents, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our consultants, semiconductor foundries and other suppliers to protect our confidential information delivered to them.

        We believe that while the protection afforded by trade secret, patent, copyright and trademark laws may provide some advantages, our ability to maintain our competitive position is largely determined by such factors as the technical and creative skills of our personnel, new product developments, and frequent product enhancements. There can be no assurance that our confidentiality agreements with employees, consultants and other parties will not be breached, that we will have adequate remedies for any breach or that our trade secrets and other proprietary information will not otherwise become known. There also can be no assurance that others will not independently develop technologies that are similar or superior to our technology or reverse engineer our products. Additionally, the laws of countries in which we operate may afford little or no protection to our intellectual property rights.

Employees

        As of December 31, 2009, we had 349 full-time employees, compared with 332 full-time employees at December 31, 2008. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position
Stephen G. Daly	44	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	58	Vice President, Chief Financial Officer and Treasurer
Everett N. Cole III	48	Vice President of Hybrid Manufacturing
William D. Hannabach	47	Vice President of Global Operations
Norman G. Hildreth, Jr.	46	Vice President
Dong Hyun (Thomas) Hwang	46	Vice President of Sales
Brian J. Jablonski	50	Vice President of Operations
Michael A. Olson	49	Vice President
Ernest L. Godshalk	64	Director (1)
Rick D. Hess	56	Director (2)
Adrienne M. Markham	58	Director (3)
Brian P. McAloon	59	Director (4)
Cosmo S. Trapani	71	Director (5)
Franklin Weigold	71	Director (6)

(1)
Member of the Audit and Compensation Committees

(2)
Chairman of the Nominating and Corporate Governance Committee and member of the Audit Committee

(3)
Member of the Compensation and Nominating and Corporate Governance Committees

(4)
Member of the Compensation and Nominating and Corporate Governance Committees

(5)
Chairman of the Audit Committee

(6)
Chairman of the Compensation Committee and member of the Nominating and Corporate Governance Committee. Mr. Weigold also serves as our Lead Director, a position established by our Board of Directors in November 2009. Our Lead Director is a non-employee director, appointed by the Board, whose responsibilities are to preside over Board meetings in the absence of the Chairman and lead executive sessions of the Board (i.e., sessions without management present); to act as a liaison between the independent directors and the Chairman and facilitate discussions among the independent directors on key issues and concerns outside of Board meetings (without limiting the ability of any independent director to communicate directly with the Chairman); and to work with the Chairman to set an appropriate calendar of Board meetings and develop the agendas for Board meetings. Our Lead Director has no role in the management or operations of the Company, does not establish Company policy or strategy and, except as directed by the Board, does not act as a spokesman for the Company.

        Stephen G. Daly has served as our President since January 2004, as our Chief Executive Officer since December 2004 and as our Chairman since December 2005. Since joining Hittite in 1996, Mr. Daly has held various positions, including Director of Marketing, Director of Sales, Principal Sales Engineer and Applications Engineer. From 1992 to 1996, Mr. Daly held sales management positions at Alpha Industries and M/A-COM, which are RF and microwave semiconductor companies. From 1988 to 1992, Mr. Daly held various microwave design engineering positions at Raytheon's Missile Systems

Division and Special Microwave Device Operations Division. Mr. Daly received a B.S. in Electrical Engineering from Northeastern University.

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

        Everett N. Cole III has served as our Vice President of Hybrid Manufacturing since January 2010. From October 1997 to January 2010, Mr. Cole served as our Director of Quality. From 1985 until joining Hittite in 1997, Mr. Cole held various quality engineering positions at Raytheon's Missile Systems Division. Mr. Cole received a B.S. in Electrical Engineering from the University of Lowell and an M.S. in Manufacturing Management Science from the University of Massachusetts at Lowell.

        William D. Hannabach has served as our Vice President of Global Operations since January 2010. Since joining Hittite in February 2005, Mr. Hannabach has held various positions, including Director of Operations and Director of Programs. From 2003 to 2005, Mr. Hannabach was a Global Supply Chain Strategy Program Manager at GE Healthcare. From 2000 to 2003, Mr. Hannabach was the Director of Project Management at the Surface Mount Division of Universal Instruments, a capital equipment manufacturer for the printed wire board industry. From 1985 to 2000, Mr. Hannabach held various program and operations management positions at Lockheed Martin Corporation and GE Aerospace. Mr. Hannabach received a B.S. in Mechanical Engineering from The Pennsylvania State University and an M.B.A. from Boston University.

        Norman G. Hildreth, Jr. has served as Vice President since January 2010, managing research and development engineering. From January 2004 to January 2010, Mr. Hildreth served as our Vice President of Sales and Marketing, and from February 2002 to January 2004, he served as our Director of Product Development. He was employed by Sirenza Microdevices, a designer and supplier of RF components, from August 2000 to February 2002, as Vice President, Wireless Products, and Director of Fixed Wireless Products. From February 1992 to August 2000, Mr. Hildreth held various positions at Hittite including Director of Marketing, Director of Sales, Engineering Sales Manager and Senior Engineer. From 1985 to 1992 he held design engineering positions at Adams-Russell, M/A-Com and ST Olektron. Mr. Hildreth received a B.S. in Electrical Engineering from the University of Massachusetts at Dartmouth.

        Dong Hyun (Thomas) Hwang has served as our Vice President of Sales since January 2010. Since joining Hittite in January 2002, Mr. Hwang has held various positions, including Asia-Pacific Regional Sales Manager and Director of Sales. From 1997 to 2002, Mr. Hwang served as Country Manager for Korea for M/A-COM. Mr. Hwang received a B.S in Electrical Engineering from Lehigh University and an M.S. in Electrical Engineering from Lehigh University.

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

        Michael A. Olson has served as Vice President since January 2010, managing research and development engineering. From January 2008 to January 2010, Mr. Olson served as our Vice President of Engineering. From March 1996 to January 2008, Mr. Olson held various positions at Hittite including Director of IC Engineering, Director of Product Development, Sales Engineer and Applications Manager. From 1985 to 1996, Mr. Olson held various design engineering positions at Raytheon's Microwave and Power Tube Division and Raytheon's Special Microwave Device Operations Division. Mr. Olson received a B.S. in Electrical Engineering from Lehigh University.

        Ernest L. Godshalk has served as a member of our board of directors since 2008. Mr. Godshalk is Managing Director of ELGIN Management Group, a private investment company. From 2001 until his retirement in 2004, Mr. Godshalk served as President, Chief Operating Officer and a director of Varian Semiconductor Equipment Associates, Inc., a manufacturer of semiconductor processing equipment. Previously, he served as Varian's Vice President and Chief Financial Officer. He is a director of Verigy Ltd. and of GT Solar International Inc. Mr. Godshalk received his B.A. from Yale University in 1967 and his M.B.A. from Harvard University in 1969.

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

        Adrienne M. Markham has served as a member of our board of directors since 2008. Ms. Markham has been a director in the law firm of Goulston & Storrs, a Professional Corporation, since 1991. Ms. Markham brings 25 years of experience focusing on employment and corporate litigation. She has been an advisor to several bio-science and bio-tech firms. Ms. Markham received a B.S. in Education from Boston University and a J.D. from Suffolk University School of Law.

        Brian P. McAloon has served as a member of our board of directors since 2008. Mr. McAloon was, from 2001 to March 2008, Group Vice President of the DSP and Systems Products Group of Analog Devices, Inc., a provider of semiconductors for high performance signal processing applications. He also served in a number of other roles at Analog Devices, including Vice President, Sales, Vice President, Sales and Marketing—Europe and Southeast Asia and General Manager, Analog Devices, B.V. Mr. McAloon received his B.Sc. in Electronics and Electrical Engineering from Glasgow University.

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

        Franklin Weigold has served as a member of our board of directors since 2003 and as our lead director since November 2009. From 1999 to 2003, Mr. Weigold served as Vice President and General

Manager of The Micromachined Products Division of Analog Devices, Inc., and from 1992 to 1999 was Vice President and General Manager of its Transportation and Industrial Products Division. Prior to joining Analog Devices, Mr. Weigold served as President and Chief Operating Officer of Unitrode Corporation. Previously, he was President of Silicon General Inc. Mr. Weigold is also a member of the Board of Directors of Enpirion, Inc. and Siimpel Corp. Mr. Weigold received a B.S. in Electrical Engineering from Michigan Technological University and an M.B.A. from the University of Pittsburgh.

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.hittite.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report.

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

         The recent global recession and related credit crisis has adversely affected our business, results of operations and financial condition.

        The recent global recession has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business was significantly affected by these conditions during 2009. Although we have experienced three sequential quarters of revenue growth and our backlog at December 31, 2009, increased compared to December 31, 2008, given weak economic conditions, there is no certainty that our business will continue to grow. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If the recent uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

  •
  reduced demand for our products;

  •
  increased risk of order cancellations or delays;

  •
  increased pressure on the prices for our products;

  •
  greater difficulty in collecting accounts receivable; and

  •
  risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments when needed.

         Our efforts to control operating expenses during the recent global recession may to some extent have adversely affected our ability to maintain our competitive position and meet operational challenges.

        Effectively managing our operations and maintaining our competitiveness while continuing to deliver acceptable financial performance in this environment represents a significant challenge. In light of the recent global recession, we took steps early in 2009 to reduce expenses across our business and maintained certain of these measures throughout the year. These expense control measures may to some extent have adversely affected our ability to meet our product development targets and make necessary improvements to our operational, financial and information technology organizations and systems.

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

  •
  changes in our product mix or customer mix;

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

  •
  the gain or loss of one or more key customers;

  •
  the availability, cost and quality of materials and components that we purchase from third-party vendors and any problems or delays in the fabrication, assembly, testing or delivery of our products;

  •
  the quality of our products and any remediation costs; and

  •
  changes in our effective tax rate.

        Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

         Our financial results are exposed to the cyclicality of the semiconductor industry.

        The recent global recession reduced demand in the semiconductor industry as well as numerous other industries. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We experienced slower growth during periods of weak demand in the past, and our business may be adversely impacted by any downturns in the future. Future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

         Our gross margin fluctuates from period to period, which affects our results of operations.

        Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2006 has ranged from a low of 70.1% to a high of 74.8%. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, that are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

         If we fail to develop new products that achieve market acceptance or fail to introduce new products that enable us to address additional markets, our operating results could be adversely affected.

        The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business and continued growth in our revenue will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner and have our products designed into the products of OEMs. The development of new high performance semiconductor ICs, modules and subsystems is highly complex, and from time to time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. As the complexity and degree of integration of our products increases, maintaining or increasing our historical rate of new product introductions will become increasingly challenging. Our ability to successfully develop, manufacture, introduce and deliver new types of high performance semiconductor ICs, modules and subsystems will depend on various factors, including our ability to:

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

        We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon, TSMC in Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property, as a result of activities by our foundries. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

        We also rely on a small number of subcontractors, primarily in Asia and the United States, to package some of our products, particularly those that utilize standard plastic packages. We do not have long-term contracts with our third-party packaging subcontractors stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain sufficiently high quality or timely packaging of our products. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenue, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

        In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Although we have not to date incurred any damages as a result of claims that our products infringe any patents or other proprietary rights of third parties, we have from time to time received notice of such claims from third parties, two of which have resulted in legal actions against us that are currently pending, and we could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement. During the first quarter of 2008, we received a letter from a third party asserting that sales by us of certain of our products infringe a patent that allegedly applies to a semiconductor process used by certain of our foundries in manufacturing wafers they supply to us for use in these products. We believe that to the extent that we might incur liability as a result of infringement by any of our foundries of this or any other third party's patent, we would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against us in which it alleges that certain of our products infringe patents held by the third party. During the third quarter of 2009, another third party commenced an action against us, in which it alleges that certain of our products infringe a patent held by the third party. We have incurred significant costs in defending these actions, and there can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If we were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

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

        Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand. As a result, we make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers' requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers' requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt our customers' production schedules. Any of these occurrences could negatively impact our operating results and our business.

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

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Although the degree of concentration in our customer base has diminished in recent years, it remains substantial. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 31.9% in 2009, 34.6% in 2008 and 38.8% in 2007. No single customer exceeded 10% of our total revenue in 2009, 2008 or 2007. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

        The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, was 57.3%, 59.3% and 56.4% in 2009, 2008 and 2007, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, Taiwan and Thailand. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our end markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

         Our test and measurement instrument products are more complex than our core IC, module and subsystem products, and as a result, present quality, regulatory and product liability risks that differ from those we have faced in our core IC business and module business.

        Our test and measurement instrument products, such as our HMC-T2000 and HMC-T2100 signal generators, are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenue, loss of market share or failure to achieve market acceptance. We may conclude that it is advisable or necessary, in order to promote the sale of these products, to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

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

        In October 2007, we entered into a strategic agreement with Northrop Grumman Space Technology sector to market a specified list of existing Velocium products worldwide, to license related technology and to assume the associated customer relationships, at a cost of $7.1 million. In August 2005, we acquired substantially all of the assets of Q-Dot, Inc., a subsidiary of Simtek Corporation, for an aggregate purchase price of $2.5 million. We may make other similar or significantly larger acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

         If our principal end markets fail to grow or experience declines, our revenue may suffer.

        Although our products are used in a variety of end markets, our future growth depends to a significant extent on the success of our principal end markets, which are automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space and test and measurement systems. Revenue derived from our three largest end markets, cellular infrastructure, microwave and millimeterwave communications and military, represented 79.3%, 75.9% and 72.1% of our annual revenue in 2009, 2008 and 2007, respectively. Given the current economic climate, the rate at which our principal end markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

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

         In order to comply with current and pending environmental and climate change laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations we could be subject to substantial fines or be required to suspend production, alter manufacturing processes or cease operations.

        We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the EU adopted its RoHS Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have a program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations.

         Dr. Ayasli, our founder and a principal stockholder, controls approximately 20% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

        Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 20% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts in a 71,000 square foot building that we own. We occupy leased premises of approximately 13,000 square feet for our design center in Colorado Springs, Colorado; 8,000 square feet for our design center in Istanbul, Turkey; and 7,000 square feet for our design center in Ottawa, Ontario, Canada. We also occupy approximately 1,000 square feet or less for each of our sales offices in China, Germany, India, Japan, Korea, Sweden and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.    Legal Proceedings

        In September 2008, Analog Devices, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, in which it alleges that certain of our products infringe patents held by Analog Devices. The action seeks injunctive relief and damages in an unspecified amount. We have filed an answer denying that we infringe and asserting defenses, including that the patents in question are invalid. Discovery in the action is proceeding.

        In August 2009, ON Semiconductor Corporation and its subsidiary, Semiconductor Components Industries, LLC, commenced an action against us, along with Hynix Semiconductor, Inc., Elpida Memory, Inc. and Nanya Technology Corporation and entities affiliated with those defendants, in the United States District Court for the Eastern District of Texas. The ON Semiconductor action alleges that certain of our products infringe a patent owned by ON Semiconductor. The action seeks injunctive relief and damages in an unspecified amount. We have filed an answer denying that we infringe and asserting defenses, including that the patent in question is invalid.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol HITT.

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$31.98	$24.05	$49.27	$30.82
Second Quarter	37.74	31.22	43.79	35.62
Third Quarter	38.99	33.34	36.58	29.19
Fourth Quarter	41.10	35.12	33.82	23.77

        As of December 31, 2009, our common stock was held by approximately 420 shareholders of record.

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

Stock Repurchase Program

        In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended December 31, 2009, we repurchased 227,159 shares of our common stock at a cost of $8.7 million, as set forth in the table below.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
October 2009	8,980	$38.92	8,980
November 2009	139,246	38.01	139,246
December 2009	78,933	38.84	78,933

Total	227,159		227,159	$15,834

(1)
Includes shares repurchased in connection with our stock-based compensation plans.

(2)
Value based on an aggregate of 388,370 shares at an assumed purchase price of $40.77 per share, which was the last sale price of our common stock on December 31, 2009, as reported by the Nasdaq Global Market.

        For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

Among Hittite Microwave Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

    * $100 invested on 7/22/05 in stock or 6/30/05 in index—including reinvestment of dividends.
    Fiscal year ending December 31.

	7/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09
Hittite Microwave Corporation	100.00	104.11	118.97	173.32	185.91	228.79	166.17	206.53	219.69	226.99	245.55	192.39	183.14	172.75	151.47	160.41	178.66	189.10	209.61
NASDAQ Composite	100.00	105.22	107.35	114.15	106.96	111.91	120.78	121.25	130.62	133.48	131.06	112.10	113.12	101.06	77.45	75.07	90.15	104.39	111.88
Philadelphia Semiconductor	100.00	105.35	109.51	103.75	95.73	101.26	100.86	99.86	113.69	115.42	108.90	93.75	97.27	80.84	61.08	65.87	74.31	90.26	97.40

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the last five fiscal years.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$162,990	$180,251	$156,412	$130,290	$80,677
Cost of revenue	45,239	51,556	45,363	35,398	25,715

Gross profit	117,751	128,695	111,049	94,892	54,962
Operating expenses:
Research and development	22,971	24,438	18,546	15,179	10,800
Sales and marketing	15,034	15,988	13,313	11,183	8,648
General and administrative	9,737	8,347	7,316	6,501	3,408
In-process research and development	—	—	—	—	1,778

Total operating expenses	47,742	48,773	39,175	32,863	24,634

Income from operations	70,009	79,922	71,874	62,029	30,328
Interest income	394	3,420	5,474	3,180	1,090
Interest expense	—	—	—	(30)	(54)
Other income (expense), net	2	(343)	74	109	—

Income before income taxes	70,405	82,999	77,422	65,288	31,364
Provision for income taxes	24,232	29,157	26,184	22,598	10,286

Net income	46,173	53,842	51,238	42,690	21,078
Accretion on redeemable convertible preferred stock	—	—	—	—	944

Net income attributable to common stockholders	$46,173	$53,842	$51,238	$42,690	$20,134

Earnings per share attributable to common stockholders:
Basic	$1.57	$1.77	$1.67	$1.43	$0.76
Diluted	$1.55	$1.74	$1.64	$1.38	$0.71
Weighted average shares outstanding:
Basic	29,380	30,473	30,630	29,856	25,085
Diluted	29,850	30,955	31,263	30,882	26,822
Cash dividend declared and paid per common share	$—	$—	$—	$—	$1.36

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$220,477	$180,856	$65,735	$83,798	$40,559
Short-term available-for-sale investments	—	—	99,007	38,757	22,082
Working capital	255,372	216,894	192,530	142,133	70,762
Total assets	292,693	255,084	234,495	172,671	94,397
Long-term debt	—	—	—	—	213
Stockholders' equity	274,149	236,929	216,293	156,162	83,330

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

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 25-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

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

  •
  In 2001, we opened our first international sales office in the United Kingdom, and began to focus on expanding our international business. We have since opened sales and technical support offices in China, Germany, India, Japan, Korea and Sweden, to complement our United States offices. In 2009, we derived 57.3% of our revenue from customers outside the United States.

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

  •
  In 2009, we introduced the 14th annual edition of our product catalog. We currently offer more than 800 standard products in our catalog and many more custom products, spanning 24 product lines.

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

        Historically, a portion of our customer-sponsored research and development activities have been funded by U.S. government agencies under the Small Business Innovation Research (SBIR) program. We are no longer eligible to compete for new SBIR awards and during 2009 completed substantially all of our SBIR projects. Revenue from SBIR contracts was immaterial in both 2008 and 2009. There has been no impact to our other U.S. government- or commercial-sponsored research and development activities.

        Cost of revenue.    Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, including occupancy and equipment costs, inbound shipping costs, charges for inventory obsolescence and warranty obligations and amortization of certain intangible assets.

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

        Revenue recognition.    We recognize revenue for the majority of our business when the following criteria have been met: (1)  persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For arrangements that involve multiple elements, we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. We maintain a reserve for potential sales returns and allowances. Returns and customer credits are immaterial and are recorded as a reduction to revenue. A portion of our sales are made to a distributor under an agreement that provides for limited product return privileges. As a result, we defer recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Where appropriate, we use an output measure, such as units delivered, to measure progress toward completion. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any inventory with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, which can result in excess or obsolete inventory. We recorded expense of $1,988,000, $1,678,000 and $655,000 in 2009, 2008 and 2007, respectively, to reduce inventory to its net realizable value. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

        Long-lived assets.    We evaluate our long-lived assets for potential impairment whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

        If we believe that an indicator of potential impairment exists, we test to determine whether the impairment recognition criteria have been met. To analyze a potential impairment, we project undiscounted future cash flows over the remaining life of the asset or the primary asset in the asset group, using a probability-weighted multiple scenario approach, reflecting a range of possible outcomes. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset or asset group less any costs of disposition. Evaluating the impairment requires judgment by our management to estimate future operating results and cash flows. If different estimates were used, the amount and timing of asset impairments could be affected. We charge impairments of the long-lived assets to operations if our evaluations indicate that the carrying values of these assets are not fully recoverable.

        Warranty Obligations.    We accrue for warranty costs at the time revenue is recognized based on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we would increase our warranty accrual, which would adversely impact our gross margins.

        Stock-based compensation.    For share-based payments made on or after January 1, 2006, we measure compensation cost at fair value on the date of grant, and recognize this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock is determined based on the excess of the quoted price of our common stock on the date of grant over the exercise price of the restricted stock. The fair value of stock options is determined using the Black-Scholes valuation model. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the expected life of each equity instrument and the amount of share-based payments that will ultimately either vest or be forfeited. We consider many factors when estimating expected forfeitures, including the type of the award, employee group, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. See Note 11 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding our stock-based compensation.

        Income taxes.    We determine deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related assets or liabilities are settled or the reported amount of the assets are recovered, hence giving rise to a deferred tax asset or liability. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets. We recognize in our financial statements the tax benefit from an uncertain tax position taken or expected to be taken in an income tax return only if it is more likely than not that such benefit would be sustained on its technical merits in the event of a tax audit. The assessment of each tax position requires significant judgment. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits or the expiration of statutes of limitations, which may result in charges or credits to the provision for income taxes. See Note 12 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding income taxes.

Factors and Trends That Affect Our Results of Operations

        In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

        Revenue.    From 2003 to 2008, our revenue grew from $42.0 million to $180.3 million, representing a compound annual growth rate of 33.8%. In 2009, our revenue decreased 9.6% to $163.0 million, due to the global economic downturn and related credit crisis that affected us along with the entire semiconductor industry. We have also experienced periods of relatively flat year-over-year growth, as in 2001 and 2002. Although we have experienced three sequential quarters of revenue growth and our backlog at December 31, 2009, increased compared to December 31, 2008, given weak economic conditions, there is no certainty that our business will continue to grow. Generally, our revenue growth results from increased sales of our standard products, derived from the introduction of new products, which expands the breadth and diversity of our standard product offerings, growing market acceptance of standard products we introduced in prior periods, and the expansion of our domestic and international sales efforts.

        In establishing current and future planned levels of operating expenses, we seek to balance near-term financial goals with our longer term strategic objectives. Accordingly, we took steps early in 2009 to reduce expenses across our business, and maintained certain of these measures throughout the year. We expect to increase spending in research and development in order to remain competitive, and our plans for growth also require increased spending to support our operations, sales, marketing and administrative functions. Accordingly, we expect that our spending will increase as conditions improve.

        Gross margin.    One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. In the last three years our gross margins were 72.2% in 2009, 71.4% in 2008 and 71.0% in 2007. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

        Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, that are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and end markets. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter. The difficulty of this task is compounded by the uncertainties we and our customers face, related to the recent global economic downturn.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 31.9% in 2009, 34.6% in 2008 and 38.8% in 2007. No single customer exceeded 10% of our total revenue in 2009, 2008 or 2007. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue.

        Need for continued product and technology innovation.    We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us significant competitive advantage and have contributed significantly to our revenue growth. We introduced 152 new standard catalog products in 2007 (including 51 Velocium products), 100 in 2008 and 83 in 2009. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. As the complexity and degree of integration of our products increases, maintaining or increasing our historical rate of new product introductions will become increasingly challenging. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

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

        Need to continue to expand the diversity of our product lines, customer base, end markets and target applications.    The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand, which occur even during periods of growth in the broader economy. For example, our revenue declined in 2009 due to a global economic downturn, and our revenue growth rate was largely flat in 2001 and 2002 as a result of a downturn in the telecommunications industry. Revenue derived from our three largest end markets, cellular infrastructure, microwave and millimeterwave communications and military, represented 79.3%, 75.9% and 72.1% of our annual revenue in 2009, 2008 and 2007, respectively. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and end markets and the range of applications that our products address.

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue	$162,990	$180,251	$156,412
Cost of revenue	45,239	51,556	45,363

Gross profit	117,751	128,695	111,049
Operating expenses:
Research and development	22,971	24,438	18,546
Sales and marketing	15,034	15,988	13,313
General and administrative	9,737	8,347	7,316

Total operating expenses	47,742	48,773	39,175

Income from operations	70,009	79,922	71,874
Interest income	394	3,420	5,474
Other income (expense), net	2	(343)	74

Income before income taxes	70,405	82,999	77,422
Provision for income taxes	24,232	29,157	26,184

Net income	$46,173	$53,842	$51,238

	Years Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	27.8	28.6	29.0

Gross profit	72.2	71.4	71.0
Operating expenses:
Research and development	14.1	13.6	11.9
Sales and marketing	9.2	8.9	8.5
General and administrative	6.0	4.6	4.7

Total operating expenses	29.3	27.1	25.0

Income from operations	43.0	44.3	46.0
Interest income	0.2	1.9	3.5
Other income (expense), net	0.0	(0.2)	0.0

Income before income taxes	43.2	46.0	49.5
Provision for income taxes	14.9	16.2	16.7

Net income	28.3%	29.9%	32.8%

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

        Revenue.    Our revenue decreased $17.3 million, or 9.6%, to $163.0 million in 2009, from $180.3 million in 2008. Revenue from sales to customers outside the United States accounted for 57.3% of our total revenue in 2009, compared with 59.3% in 2008. Our revenue decrease was primarily attributable to decreased sales to the broadband, microwave and millimeterwave communications and test and measurement markets, caused primarily by the recent global economic downturn and related credit crisis, partially offset by an increase in sales to the cellular infrastructure market.

        Gross margin.    Our gross margin was 72.2% in 2009 compared with 71.4% in 2008. The increase in gross margin was primarily attributable to a favorable change in product mix and favorable project costs on certain government contracts, partially offset by unfavorable pricing.

        Research and development expense.    Our research and development expense decreased $1.5 million, or 6.0%, to $23.0 million in 2009, and represented 14.1% of our revenue, compared with $24.4 million, or 13.6% of our revenue, in 2008. The decrease in our research and development expense was attributable to a $0.6 million decrease in personnel costs, a $0.5 million decrease in depreciation, and a $0.4 million decrease in other costs. The decrease in personnel costs reflects our cost savings initiatives, partially offset by the cost increase associated with a shift in engineering resources from customer sponsored activities, the costs for which are charged to cost of revenue, to internal research and development activities.

        Sales and marketing expense.    Our sales and marketing expense decreased $1.0 million, or 6.0%, to $15.0 million in 2009, and represented 9.2% of our revenue, compared with $16.0 million, or 8.9% of our revenue, in 2008. The decrease in our sales and marketing expense was primarily attributable to a $0.4 million decrease in personnel costs, a $0.2 million decrease in advertising and a $0.2 million net decrease in other costs, primarily due to our cost savings initiatives. In addition, third party commissions decreased $0.2 million, due to our decrease in revenue.

        General and administrative expense.    Our general and administrative expense increased $1.4 million, or 16.7%, to $9.7 million in 2009, and represented 6.0% of our revenue, compared with $8.3 million, or 4.6% of our revenue, in 2008. The increase in our general and administrative expense was primarily attributable to a $1.2 million increase in professional fees, including legal fees associated with intellectual property litigation, and a $0.3 million increase in bad debt expense, partially offset by a $0.1 million net decrease in other costs.

        In light of the recent global recession, we took steps early in 2009 to reduce expenses across our business, and maintained certain of these measures throughout the year. We expect to increase spending in research and development in order to remain competitive, and our plans for growth also require increased spending to support our operations, sales, marketing and administrative functions. Accordingly, we expect that our spending will increase as conditions improve.

        Interest income.    Our interest income decreased $3.0 million to $0.4 million in 2009, compared with $3.4 million in 2008, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

        Provision for income taxes.    Our provision for income taxes decreased $4.9 million to $24.2 million in 2009, from $29.2 million in 2008, representing an effective tax rate of 34.4% in 2009 and 35.1% in 2008. The effective tax rate decreased primarily as a result of an increase in foreign tax benefit, research and development tax credits and tax benefits from manufacturing activities, partially offset by a decrease in our tax-exempt interest income. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits, tax-exempt interest income and tax benefits from manufacturing activities.

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

Liquidity and Capital Resources

        As of December 31, 2009, we held $220.5 million of cash and cash equivalents. During 2009, given our cash position, we canceled our $30.0 million bank credit facility, which had been inactive over the past year and had no outstanding balance.

        For the year ended December 31, 2009, cash provided by our operations was $62.4 million, of which the principal components were our net income of $46.2 million and non-cash charges of $15.6 million, as well as a net decrease in operating assets and liabilities of $2.2 million, partially offset by a net increase in deferred taxes of $1.6 million. The net decrease in operating assets and liabilities includes a $9.4 million decrease in accounts receivable, due to the timing of customer invoices and our decrease in revenue, and a decrease in other net operating assets and liabilities of $0.4 million, partially offset by a $7.6 million increase in standard catalog and project inventories.

        For the year ended December 31, 2009, we invested $7.3 million in the purchase of capital equipment, primarily for production test equipment and tooling. We received $3.2 million from the exercise of stock options and $0.8 million from the tax benefit related to our stock-based compensation plans.

        In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Since April 2008, we have repurchased 1,939,924 shares for $61.2 million, including 623,417 shares purchased for $19.6 million in 2009. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors as appropriate and repurchases may be suspended or discontinued at any time.

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

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, as well as long-term production contracts that require longer than 12 months to perform and for which funding is committed. At December 31, 2009, our backlog was $63.9 million, compared to $39.6 million at December 31, 2008.

Recent Accounting Pronouncements

        In June 2009, the FASB issued authoritative guidance that is included in ASC 105, "Generally Accepted Accounting Principles." This guidance establishes the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. We adopted this guidance effective

July 1, 2009. This guidance does not change GAAP, therefore its adoption had no impact on our financial position or results of operations. References to GAAP in this Annual Report on Form 10-K have been updated to reflect the ASC.

        In September 2006, the FASB issued authoritative guidance that is included in ASC 820, "Fair Value Measurements and Disclosures." This guidance clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. We adopted this guidance effective January 1, 2008, except as it applies to certain non-financial assets and non-financial liabilities, for which the guidance was implemented effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations. See Note 3 to the Consolidated Financial Statements included in this Form 10-K for disclosures regarding the fair value of our financial instruments.

        In December 2007, the FASB issued authoritative guidance that is included in ASC 805, "Business Combinations." This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB amended and clarified this guidance with respect to the initial recognition and measurement, subsequent measurement and disclosure of contingent assets and liabilities arising from a business combination. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

        In March 2008, the FASB issued authoritative guidance that is included in ASC 815, "Derivatives and Hedging." This guidance requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, results of operations and cash flows. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

        In April 2008, the FASB issued authoritative guidance that is included in ASC 350, "Intangibles—Goodwill and Other." This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that is included in ASC 320, "Investments—Debt and Equity Securities." This guidance amends the guidance for recognizing other-than-temporary impairments of debt securities, and requires additional disclosures with respect to both debt and equity securities. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that is included in ASC 825, "Financial Instruments." This guidance requires that disclosures regarding the fair value of financial instruments be provided in interim financial statements. We adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on our financial position or results of operations.

        In May 2009, the FASB issued authoritative guidance that is included in ASC 855, "Subsequent Events." This guidance provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, and specifies related disclosure requirements. We adopted this guidance for the quarterly period ended June 30, 2009. Such adoption did not have a material impact on our financial position or results of operations.

        In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends ASC 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. We have elected to early adopt ASU 2009-13 effective January 1, 2010. Accordingly, this guidance will be applied to transactions originating or materially modified after such date. We do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position or results of operations.

        In October 2009, the FASB issued ASU 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. We have elected to early adopt ASU 2009-14 effective January 1, 2010. Accordingly, this guidance will be applied to transactions originating or materially modified after such date. We do not believe that the adoption of ASU 2009-14 will have a material effect on our financial position or results of operations.

Contractual Obligations

        At December 31, 2009, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,453	$686	$767	$—	$—

        As of December 31, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $6.0 million. Although it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of the $6.0 million, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors, executive officers and corporate governance, including that set forth under the captions "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010 (the "Definitive Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The information regarding compensation of our executive officers, including that set forth under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Compensation Discussion and Analysis" and "Compensation Committee Report" appearing in our Definitive Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-23):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2009 and 2008

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005, referred to herein as the "2005 Report on Form 8-K").
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation.
*10.3	Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.4	2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).
10.5	Registration Rights Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation, Dr. Yalcin Ayasli and the holders of Hittite Microwave Corporation's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-124664).
10.11	Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Cosmo Trapani (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-124664).

10.12	Letter of Indemnification Agreement, dated July 17, 2002, by and between Hittite Microwave Corporation and Bruce Evans (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-124664).
*10.25	Non-employee director compensation plan.
*10.30	Form of Indemnification Agreement dated December 10, 2008, between Hittite Microwave Corporation and each of Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Frankin Weigold (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008).
*10.31	Form of Noncompete Agreement (Senior Employee) entered into between the Company and each of Stephen G. Daly, William W. Boecke, Everett N. Cole, III, William D. Hannabach, Norman G. Hildreth, Jr., Dong Hyun (Thomas) Hwang, Brian J. Jablonski, Michael J. Koechlin and Michael A. Olson.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. DALY Stephen G. Daly	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2010
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	February 26, 2010
/s/ RICK D. HESS Rick D. Hess	Director	February 26, 2010
/s/ ADRIENNE M. MARKHAM Adrienne M. Markham	Director	February 26, 2010
/s/ BRIAN P. MCALOON Brian P. McAloon	Director	February 26, 2010
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 26, 2010
/s/ FRANKLIN WEIGOLD Franklin Weigold	Director	February 26, 2010

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2010

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$220,477	$180,856
Accounts receivable, net of allowance for doubtful accounts of $334 and $234, respectively	17,886	27,650
Inventories	19,564	13,981
Deferred costs	114	139
Income taxes receivable	—	20
Prepaid expenses and other current assets	1,450	1,127
Deferred taxes	7,946	6,206

Total current assets	267,437	229,979
Property and equipment, net	19,933	17,927
Other assets	5,323	7,178

Total assets	$292,693	$255,084

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,632	$2,778
Accrued commissions	766	1,307
Accrued payroll and benefits	1,747	2,497
Accrued other expenses	3,695	3,032
Income taxes payable	209	—
Customer advances	584	723
Deferred revenue	3,432	2,748

Total current liabilities	12,065	13,085
Long-term income taxes payable	5,960	4,689
Deferred taxes	519	381

Total liabilities	18,544	18,155

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,209 and 30,291 shares issued and outstanding at December 31, 2009 and 2008, respectively	302	303
Additional paid-in capital	131,750	121,274
Accumulated other comprehensive income (loss)	117	(73)
Retained earnings	141,980	115,425

Total stockholders' equity	274,149	236,929

Total liabilities and stockholders' equity	$292,693	$255,084

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenue	$162,990	$180,251	$156,412
Cost of revenue	45,239	51,556	45,363

Gross profit	117,751	128,695	111,049

Operating expenses:
Research and development	22,971	24,438	18,546
Sales and marketing	15,034	15,988	13,313
General and administrative	9,737	8,347	7,316

Total operating expenses	47,742	48,773	39,175

Income from operations	70,009	79,922	71,874
Interest income	394	3,420	5,474
Other income (expense), net	2	(343)	74

Income before income taxes	70,405	82,999	77,422
Provision for income taxes	24,232	29,157	26,184

Net income	$46,173	$53,842	$51,238

Earnings per share:
Basic	$1.57	$1.77	$1.67
Diluted	$1.55	$1.74	$1.64
Weighted average shares outstanding:
Basic	29,380	30,473	30,630
Diluted	29,850	30,955	31,263

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2006	30,707	$307	$103,644	$157	$52,054	$156,162
Exercise of stock options	276	3	2,731			2,734
Foreign currency translation				394		394	$394
Stock-based compensation expense			4,087			4,087
Net income					51,238	51,238	51,238
Excess income tax benefit related to stock-based compensation plans			1,830			1,830
Issuance of restricted common stock under stock plan, net of forfeitures	93	1	(1)			—
Impact of the adoption of new accounting guidance for uncertain tax positions					(152)	(152)

Comprehensive income							$51,632

Balance, December 31, 2007	31,076	311	112,291	551	103,140	216,293
Exercise of stock options	181	2	2,309			2,311
Foreign currency translation				(624)		(624)	$(624)
Stock-based compensation expense			5,668			5,668
Net income					53,842	53,842	53,842
Excess income tax benefit related to stock-based compensation plans			1,009			1,009
Issuance of restricted common stock under stock plan, net of forfeitures	350	3	(3)			—
Purchase of Company common stock	(1,316)	(13)			(41,557)	(41,570)

Comprehensive income							$53,218

Balance, December 31, 2008	30,291	303	121,274	(73)	115,425	236,929
Exercise of stock options	243	2	3,165			3,167
Foreign currency translation				190		190	$190
Stock-based compensation expense			6,492			6,492
Net income					46,173	46,173	46,173
Excess income tax benefit related to stock-based compensation plans			822			822
Issuance of restricted common stock under stock plan, net of forfeitures	298	3	(3)			—
Purchase of Company common stock	(623)	(6)			(19,618)	(19,624)

Comprehensive income							$46,363

Balance, December 31, 2009	30,209	$302	$131,750	$117	$141,980	$274,149

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$46,173	$53,842	$51,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,368	5,675	4,744
Amortization	1,437	1,443	261
Provision for doubtful accounts	352	46	28
Provision for excess or obsolete inventory	1,988	1,678	655
Deferred taxes	(1,602)	(1,700)	(987)
Stock-based compensation	6,492	5,668	4,087
Changes in operating assets and liabilities:
Accounts receivable	9,421	(5,252)	(3,843)
Inventories	(7,570)	(1,530)	(3,835)
Deferred costs	24	103	164
Other assets	123	(920)	(419)
Deferred revenue and customer advances	545	(2,627)	347
Accounts payable	(1,146)	131	1,168
Accrued expenses	(645)	765	1,208
Income taxes	1,482	2,638	(1,553)

Net cash provided by operating activities	62,442	59,960	53,263

Cash flows from investing activities:
Purchases of property and equipment	(7,302)	(5,232)	(8,878)
Purchases of available-for-sale investments	—	(28,294)	(243,742)
Sales and maturities of available-for-sale investments	—	127,301	183,492
Purchase of Velocium intangible assets	—	—	(7,080)

Net cash provided by (used in) investing activities	(7,302)	93,775	(76,208)

Cash flows from financing activities:
Purchase of Company common stock	(19,624)	(41,570)	—
Proceeds from exercise of stock options	3,167	2,311	2,734
Excess income tax benefit related to stock-based compensation plans	822	1,009	1,830

Net cash provided by (used in) financing activities	(15,635)	(38,250)	4,564

Effect of exchange rate changes on cash and cash equivalents	116	(364)	318

Net increase (decrease) in cash and cash equivalents	39,621	115,121	(18,063)
Cash and cash equivalents, beginning of year	180,856	65,735	83,798

Cash and cash equivalents, end of year	$220,477	$180,856	$65,735

Supplemental cash flow information:
Cash paid for taxes	$23,502	27,376	27,628

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules and subsystems for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and end markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space, and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company is headquartered and has its primary design and manufacturing center in Chelmsford, MA. In addition, the Company operates design centers in Colorado Springs, CO, Istanbul, Turkey, and Ottawa, Ontario, Canada, and has sales offices in China, Germany, India, Japan, Korea, Sweden and the United Kingdom.

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

Revenue Recognition

        The Company recognizes revenue for the majority of its business when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For arrangements that involve multiple elements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. The Company maintains a reserve for potential sales return and allowances. Returns and customer credits are immaterial and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using costs incurred as the measurement basis for progress toward completion. Where appropriate, the Company uses an output measure, such as units delivered, to measure progress toward completion. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

Cash and Cash Equivalents

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

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2006	$283
Provision	28
Utilization	(75)

Balance at December 31, 2007	236
Provision	46
Utilization	(48)

Balance at December 31, 2008	234
Provision	352
Utilization	(252)

Balance at December 31, 2009	$334

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

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2006	$1,776
Provision	655
Utilization	(226)

Balance at December 31, 2007	2,205
Provision	1,678
Utilization	(208)

Balance at December 31, 2008	3,675
Provision	1,988
Utilization	(484)

Balance at December 31, 2009	$5,179

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

Long-Lived Assets

        Goodwill is carried at cost, and totaled $289,000 at December 31, 2009 and December 31, 2008. The Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that it may be impaired. No impairment resulted from this evaluation in the years presented.

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

Accounting for Stock-Based Compensation

        For share-based payments made on or after January 1, 2006, the Company measures compensation cost at fair value on the date of grant, and recognizes this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock is determined based on the excess of the quoted price of the Company's common stock on the date of grant over the exercise price of the restricted stock. The fair value of stock options is determined using the Black-Scholes valuation model.

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

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2009	2008
	(in thousands)
Foreign currency translation	$117	$(73)

Earnings Per Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income per share reflects the dilutive effect of common stock equivalents, such as stock options and restricted stock, under the treasury stock method.

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2009 and 2008, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through a distributor. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 31.9% in 2009, 34.6% in 2008 and 38.8% in 2007.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. No customer accounted for 10% or more of the Company's outstanding accounts receivable balance at December 31, 2009 or December 31, 2008.

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

        The Company recognizes in its financial statements the tax benefit from an uncertain tax position taken or expected to be taken in an income tax return only if it is more likely than not that such benefit would be sustained on its technical merits in the event of a tax audit.

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees, and other related costs. During 2009, 2008 and 2007, the Company incurred $3,754,000, $8,572,000 and $7,597,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that is included in Accounting Standards Codification (ASC) 105, "Generally Accepted Accounting Principles." This guidance establishes the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Company adopted this guidance effective July 1, 2009. This guidance does not change GAAP, therefore its adoption had no impact on the Company's financial position or results of operations. References to GAAP in the financial statements have been updated to reflect the ASC.

        In September 2006, the FASB issued authoritative guidance that is included in ASC 820, "Fair Value Measurements and Disclosures." This guidance clarifies the definition of fair value, establishes guidelines for measuring fair value and expands the related disclosure requirements. The Company adopted this guidance effective January 1, 2008, except as it applies to certain non-financial assets and non-financial liabilities, for which the guidance was implemented effective January 1, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations. See Note 3 for disclosures regarding the fair value of the Company's financial instruments.

        In December 2007, the FASB issued authoritative guidance that is included in ASC 805, "Business Combinations." This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB amended and clarified this guidance with respect to the initial recognition and measurement, subsequent measurement and disclosure of contingent assets and liabilities arising from a business combination. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In March 2008, the FASB issued authoritative guidance that is included in ASC 815, "Derivatives and Hedging." This guidance requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, results of operations and cash flows. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In April 2008, the FASB issued authoritative guidance that is included in ASC 350, "Intangibles—Goodwill and Other." This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that is included in ASC 320, "Investments—Debt and Equity Securities." This guidance amends the guidance for recognizing other-than-temporary impairments of debt securities and requires additional disclosures with respect to both debt and equity securities. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that is included in ASC 825, "Financial Instruments." This guidance requires that disclosures regarding the fair value of financial instruments be provided in interim financial statements. The Company adopted this guidance effective January 1, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In May 2009, the FASB issued authoritative guidance that is included in ASC 855, "Subsequent Events." This guidance provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, and specifies related disclosure requirements. The Company adopted this guidance for the quarterly period ended June 30, 2009. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends ASC 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The Company has elected to early adopt ASU 2009-13 effective January 1, 2010. Accordingly, this guidance will be applied to transactions originating or materially modified after such date. The Company does not believe that the adoption of ASU 2009-13 will have a material effect on its financial position or results of operations.

        In October 2009, the FASB issued ASU 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. The Company has elected to early adopt ASU 2009-14 effective January 1, 2010. Accordingly, this guidance will be applied to transactions originating or materially modified after such date. The Company does not believe that the adoption of ASU 2009-14 will have a material effect on its financial position or results of operations.

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

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$195,530	$—	$—	$195,530	$166,504	$—	$—	$166,504

4.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2009	2008
	(in thousands)
Commercial:
Billed	$16,212	$21,699
Unbilled	—	80
U.S. government and government prime contractors:
Billed	670	2,136
Unbilled	1,080	3,828
Retainage	258	141

	18,220	27,884
Less: Allowance for doubtful accounts	334	234

Net accounts receivable	$17,886	$27,650

5.     Inventories

        Net inventories consist of the following:

	December 31,
	2009	2008
	(in thousands)
Raw materials	$6,976	$7,397
Work in process	7,153	2,986
Finished goods	5,435	3,598

	$19,564	$13,981

6.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Land and building	$6,740	$6,208
Machinery and equipment	41,548	38,964
Furniture and fixtures	717	690
Leasehold improvements	122	86

	49,127	45,948
Less: Accumulated depreciation and amortization	29,194	28,021

Net property and equipment	$19,933	$17,927

        Depreciation and amortization expense related to the Company's property and equipment was $5,368,000, $5,675,000 and $4,744,000 in 2009, 2008 and 2007, respectively.

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

        The Company's intangible assets, all of which relate to the Velocium strategic agreement and are included in other assets in the accompanying consolidated balance sheets, consist of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$2,711	$1,175	$1,536	$2,711	$632	$2,079
Non-compete agreement	2,800	1,213	1,587	2,800	653	2,147
Customer relationships	1,569	679	890	1,569	366	1,203

Total intangible assets	$7,080	$3,067	$4,013	$7,080	$1,651	$5,429

        The Company's intangible assets are being amortized over their original estimated useful lives of 5 years. Amortization expense associated with these assets was $1,416,000, $1,415,000 and $236,000 in 2009, 2008 and 2007, respectively. The accompanying consolidated statements of operations for 2009, 2008 and 2007 reflect such amortization as $874,000, $873,000 and $146,000 of sales and marketing expense and $542,000, $542,000 and $90,000 of cost of revenue, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $1,416,000, $1,416,000, $1,181,000, $0 and $0 for 2010, 2011, 2012, 2013 and 2014, respectively.

8.     Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2009 (in thousands):

2010	$686
2011	583
2012	184
2013	—
2014	—
Later years	—

$1,453

        Rental expense during 2009, 2008 and 2007 was $1,013,000, $962,000 and $878,000, respectively.

Indemnification

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2009 and 2008.

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

	2009	2008	2007
	(in thousands)
Balance at beginning of year	$250	$144	$112
Addition for new warranties	300	343	76
Deductions for payments made	(200)	(237)	(44)

Balance at end of year	$350	$250	$144

Intellectual Property Claims

        In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company's. Although the Company has not to date incurred any damages as a result of claims that its products infringe any patents or other proprietary rights of third parties, it has from time to time received notice of such claims from third parties, two of which have resulted in legal actions against the Company that are currently pending, and could be subject to other such claims in the future. Since patent applications often are not disclosed until a patent issues, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company's business of which it is not aware. The Company's products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge. During the first quarter of 2008, the Company received a letter from a third party asserting that sales by the Company of certain of the Company's products infringe a patent that allegedly applies to a semiconductor process used by certain of the Company's foundries in manufacturing wafers supplied by those foundries to the Company for use in these products. The Company believes that to the extent it might incur liability as a result of infringement by any of its foundries of this or any other third party's patent, the Company would be entitled to be indemnified by such foundry. During the third quarter of 2008, another third party commenced an action against the Company in which it alleges that certain of the Company's products infringe patents held by the third party. During the third quarter of 2009, another third party commenced an action against the Company, in which it alleges that one of the Company's products infringes a patent held by the third party. We have incurred significant costs in defending these actions, and there can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. The Company has not concluded that it is probable that it has incurred a liability to any such claimant, and cannot estimate the amount of the possible loss that might be incurred in the event that any such claim or litigation is determined adversely to the Company. However, claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company's working relationships with the Company's foundries and customers, damage the Company's reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

9.     Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. The Company may make matching contributions, and may also provide discretionary contributions. During 2007 and 2008, the Company matched 100% of participants' contributions up to 10% of compensation. In February 2009, the Company suspended its matching program, and provided no further contributions in 2009. In 2009, 2008 and 2007, employer contributions were $96,000, $2,361,000 and $1,877,000, respectively.

10.   Stockholders' Equity

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

        In April 2008, the Company's board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to the Company's employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During 2009, the Company repurchased 623,417 shares of its common stock for $19,624,000. During 2008, the Company repurchased 1,316,507 shares of its common stock for $41,570,000. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2009	2008	2007
	(in thousands, except per share data)
Basic earnings per share
Net income	$46,173	$53,842	$51,238
Weighted average common shares outstanding	29,380	30,473	30,630

Basic earnings per share	$1.57	$1.77	$1.67

Diluted earnings per share
Net income	$46,173	$53,842	$51,238

Weighted average common shares outstanding	29,380	30,473	30,630
Dilutive effect of stock options and restricted stock	470	482	633

Adjusted weighted average shares—diluted	29,850	30,955	31,263

Diluted earnings per share	$1.55	$1.74	$1.64

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

11.   Stock-Based Compensation Plans

        The Company had a 1996 Stock Plan (the "1996 Plan"), pursuant to which the Company was authorized to grant to employees, directors and consultants of the Company stock options to purchase up to 3,748,000 shares of common stock. The maximum allowable term of options granted under the 1996 Plan was ten years from the date of grant. On January 2, 2006, the 1996 Plan expired by its terms, and no further awards may be granted under the 1996 Plan.

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. No maximum contractual term is set for awards under the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2009 is 6,090,500. A maximum of 6,559,000 shares of common stock may be issued under the 2005 Plan, giving effect to the maximum annual increase in each year through 2010.

        Under the 2005 Plan, incentive stock options and nonqualified stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Substantially all options currently outstanding under both plans vest over a period of five years. No stock options were granted in 2009, 2008 or 2007.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2009	2008	2007
Cost of revenue	$1,630	$1,351	$1,117
Research and development	2,046	1,743	1,039
Sales and marketing	1,072	1,036	764
General and administrative	1,744	1,538	1,167

Stock-based compensation expense	$6,492	$5,668	$4,087

        Stock-based compensation cost for 2009 includes $2,077,000 related to stock options and $4,415,000 related to restricted stock. Stock-based compensation cost for 2008 includes $2,552,000 related to stock options and $3,116,000 related to restricted stock. Stock-based compensation cost for 2007 includes $2,550,000 related to stock options and $1,537,000 related to restricted stock.

        The Company recognizes any excess income tax benefits from stock-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,726,923	14.49
Options granted	—
Options exercised	(275,755)	9.91
Options forfeited / cancelled	(30,000)	17.00

Outstanding at December 31, 2007	1,421,168	15.32
Options granted	—	—
Options exercised	(181,283)	12.75
Options forfeited / cancelled	(27,369)	17.05

Outstanding at December 31, 2008	1,212,516	15.67
Options granted	—
Options exercised	(243,568)	13.05
Options forfeited / cancelled	(23,091)	17.65

Outstanding at December 31, 2009	945,857	16.29	5.20	$23,152,000

Exercisable at December 31, 2009	268,713	13.70	4.29	7,275,000

Vested or expected to vest at December 31, 2009	924,124	16.26	5.20	22,651,000

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $5,599,000, $4,934,000 and $9,085,000 during 2009, 2008 and 2007, respectively. As of December 31, 2009, total compensation cost not yet recognized related to stock options was $1,290,000, which is expected to be recognized over a weighted-average period of 0.6 years.

        The accompanying consolidated statements of cash flows reflect as a financing cash inflow the excess tax benefit associated with the exercise of stock options of $822,000, $1,009,000 and $1,830,000 for 2009, 2008 and 2007, respectively.

        The following table summarizes information about the Company's stock options outstanding at December 31, 2009:

				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.34	84,848	1.32	$5.34	84,848	$5.34
17.00	798,045	5.55	17.00	164,354	17.00
20.40	37,964	5.66	20.40	11,179	20.40
24.65	25,000	5.95	24.65	8,332	24.65

	945,857	5.20	16.29	268,713	13.70

        Information related to restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	270,619	$30.70
Granted	117,830	43.03
Vested	(3,099)	30.87
Forfeited	(25,093)	29.08

Nonvested at December 31, 2007	360,257	34.85
Granted	363,000	30.92
Vested	(36,768)	25.66
Forfeited	(13,231)	37.52

Nonvested at December 31, 2008	673,258	33.19
Granted	315,294	39.34
Vested	(57,287)	36.24
Forfeited	(17,090)	37.27

Nonvested at December 31, 2009	914,175	35.04

        As of December 31, 2009, total compensation cost not yet recognized related to restricted stock awards was $20,753,000, which is expected to be recognized over a weighted-average period of 4.0 years.

12.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2009	2008
	(in thousands)
Current deferred tax assets:
Inventory reserve	$1,937	$1,375
Reserve for bad debts	125	118
Sales return reserve	375	346
Accrued vacation	352	344
Deferred revenue	158	197
Stock-based compensation	4,891	3,662
Accrued commissions	166	252
Prepaid expenses	(212)	(315)
Other	154	227

Total current deferred tax assets	$7,946	$6,206

Long-term deferred tax liabilities:
Depreciation and amortization	$(824)	$(620)
Other	305	239

Total long-term deferred tax liabilities	$(519)	$(381)

        The components of the provision for income taxes are as follows:

	2009	2008	2007
	(in thousands)
Current:
Federal	$24,021	$28,005	$23,761
State	2,111	2,387	2,732
Foreign	(119)	465	526
Deferred:
Federal	(1,501)	(1,544)	(1,279)
State	(280)	(156)	444

	$24,232	$29,157	$26,184

        In 2009, 2008 and 2007 domestic income before taxes was $69,250,000, $81,575,000 and $75,887,000, respectively, and foreign income before taxes was $1,155,000, $1,424,000 and $1,535,000, respectively.

        The Company's effective tax rates differ from the federal statutory tax rate as follows:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(0.1)	(1.0)	(1.8)
Domestic production activities deduction	(1.3)	(0.8)	(1.8)
State taxes	2.3	2.5	2.7
Research and development credits	(1.0)	(0.4)	(0.2)
Foreign income tax benefit	(0.7)	(0.1)	—
Other	0.2	(0.1)	(0.1)

	34.4%	35.1%	33.8%

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $822,000, $1,009,000 and $1,830,000 in 2009, 2008 and 2007, respectively.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2009, U.S. income taxes were not provided on a cumulative total of $5,961,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits.

        As a result of the adoption of new accounting guidance for uncertain tax positions, included in ASC 740, the Company recognized a $152,000 net increase in unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2007	$2,207
Additions based on tax positions related to the current year	549
Additions for tax positions of prior years	620
Reductions for tax positions of prior years	(5)
Lapse of statute of limitations	(7)
Settlements	(184)

Balance at December 31, 2007	3,180
Additions based on tax positions related to the current year	799
Additions for tax positions of prior years	736
Reductions for tax positions of prior years	(263)
Lapse of statute of limitations	(272)

Balance at December 31, 2008	4,180
Additions based on tax positions related to the current year	786
Additions for tax positions of prior years	400
Reductions for tax positions of prior years	(167)

Balance at December 31, 2009	$5,199

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2009, 2008 or 2007, and there was no material accrual for interest or penalties as of December 31, 2009 or December 31, 2008.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2005-2008; U.S. states 2003-2008; and Germany 2004-2008. The Company is currently under examination by the U.S. Internal Revenue Service for 2005-2007. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

13.   Segment, Major Customers and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, and subsystems.

        No customer accounted for more than 10% of total revenue in 2009, 2008 or 2007. It is impracticable for the Company to report its revenue by product or product line.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2009	2008	2007
	(in thousands)
United States	$69,566	$73,364	$68,190
International	93,424	106,887	88,222

Total revenue	$162,990	$180,251	$156,412

        Revenue from China represented 22%, 19% and 17% of total revenue in 2009, 2008 and 2007, respectively.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

14.   Selected Quarterly Financial Data (Unaudited)

2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$38,195	$39,673	$41,469	$43,653
Gross profit	27,326	27,927	29,846	32,652
Net income	10,185	10,586	11,985	13,417
Basic earnings per share	0.35	0.36	0.41	0.46
Diluted earnings per share	0.34	0.35	0.40	0.45

2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$43,292	$45,038	$45,528	$46,393
Gross profit	30,357	31,889	33,024	33,425
Net income	13,050	13,462	13,698	13,632
Basic earnings per share	0.42	0.44	0.45	0.46
Diluted earnings per share	0.42	0.43	0.44	0.45