Form 10-Q
period 2010-03-31
HITTITE MICROWAVE CORP
filed 2010-05-07
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, Hittite Microwave Corporation had 30,455,618 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

MARCH 31, 2010

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$238,200	$220,477
Accounts receivable, net of allowance for doubtful accounts of $334 and $334, respectively	25,381	17,886
Inventories	20,680	19,564
Deferred costs	138	114
Prepaid expenses and other current assets	1,800	1,450
Deferred taxes	8,582	7,946

Total current assets	294,781	267,437

Property and equipment, net	23,262	19,933
Other assets	4,847	5,323

Total assets	$322,890	$292,693

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,156	$1,632
Accrued commissions	957	766
Accrued payroll and benefits	2,853	1,747
Accrued other expenses	4,268	3,695
Income taxes payable	6,088	209
Customer advances	695	584
Deferred revenue	3,844	3,432

Total current liabilities	23,861	12,065

Long-term income taxes payable	6,180	5,960
Deferred taxes	228	519

Total liabilities	30,269	18,544

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,456 and 30,209 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	305	302
Additional paid-in capital	137,928	131,750
Accumulated other comprehensive income (loss)	(132)	117
Retained earnings	154,520	141,980

Total stockholders’ equity	292,621	274,149

Total liabilities and stockholders’ equity	$322,890	$292,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009

Revenue	$54,193	$38,195
Cost of revenue	14,421	10,869

Gross profit	39,772	27,326

Operating expenses:
Research and development	6,952	6,032
Sales and marketing	4,621	3,399
General and administrative	3,102	2,198

Total operating expenses	14,675	11,629

Income from operations	25,097	15,697
Interest income	29	144
Other expense, net	(54)	(18)

Income before income taxes	25,072	15,823
Provision for income taxes	8,953	5,638

Net income	$16,119	$10,185

Earnings per share:
Basic	$0.55	$0.35
Diluted	$0.54	$0.34

Weighted average shares outstanding:
Basic	29,297	29,322
Diluted	29,874	29,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$16,119	$10,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,395	1,254
Amortization	356	359
Deferred taxes	(928)	(608)
Provision for excess or obsolete inventory	576	330
Stock-based compensation	2,246	1,624
Changes in operating assets and liabilities:
Accounts receivable	(7,573)	672
Inventories	(1,692)	(1,491)
Deferred costs	(23)	32
Other assets	(280)	33
Deferred revenue and customer advances	523	22
Accounts payable	3,524	815
Accrued expenses	1,870	(694)
Income taxes	6,082	2,962

Net cash provided by operating activities	22,195	15,495

Cash flows from investing activities:
Purchases of property and equipment	(4,675)	(1,120)

Net cash used in investing activities	(4,675)	(1,120)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,434	231
Purchase of Company common stock	(3,580)	(10,760)
Excess income tax benefit related to stock-based compensation plans	1,502	67

Net cash provided by (used in) financing activities	356	(10,462)

Effect of exchange rate changes on cash and cash equivalents	(153)	(215)

Net increase in cash and cash equivalents	17,723	3,698
Cash and cash equivalents, beginning of period	220,477	180,856

Cash and cash equivalents, end of period	$238,200	$184,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2010, results of operations for the three-month periods ended March 31, 2010 and March 31, 2009 and cash flows for the three-month periods ended March 31, 2010 and March 31, 2009 in accordance with accounting principles generally accepted in the United States.  Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, and subsystems.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The Company elected to early adopt ASU 2009-13 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. The Company has elected to early adopt ASU 2009-14 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption had no effect on the Company’s financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2010	2009

Net income	$16,119	$10,185
Foreign currency translation adjustments	(249)	(379)

Comprehensive income	$15,870	$9,806

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

	March 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$205,454	$—	$—	$205,454

5. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2010	December 31, 2009

Raw materials	$6,378	$6,976
Work in process	7,994	7,153
Finished goods	6,308	5,435

	$20,680	$19,564

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of March 31, 2010 or December 31, 2009.

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

The Company has from time to time been the subject of litigation alleging that sales by the Company of its products infringe patents held by such third parties. One such action was settled in April 2010, under terms that were not material to the Company. Currently, the Company has one such action that is pending. In addition, the Company has from time to time received letters asserting that it infringes patents held by third parties that have not resulted in litigation. The Company has incurred significant costs in investigating and defending intellectual property claims, and there can be no assurance that pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. The Company has not concluded that it is probable that it has incurred a liability to any such claimant, and cannot estimate the amount of the possible loss that might be incurred in the event that any such claim or litigation is determined adversely to the Company. Claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with its foundries and customers, damage its reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Basic earnings per share:
Net income	$16,119	$10,185

Weighted average common shares outstanding	29,297	29,322

Basic earnings per share	$0.55	$0.35

Diluted earnings per share:
Net income	$16,119	$10,185

Weighted average common shares outstanding	29,297	29,322
Effect of dilutive stock options and restricted stock	577	361

Adjusted weighted average shares — diluted	29,874	29,683

Diluted earnings per share	$0.54	$0.34

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We sell our products to original equipment manufacturers (OEMs) that supply advanced electronic systems to commercial and military end users, and to these OEMs’ contract manufacturers. In general, the decision to purchase our product is made by the OEM, which has designed our product into its system. In the event that we sell to an OEM’s contract manufacturer, the contract manufacturer typically does not have discretion to replace our product with one from a different supplier.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2010 and 2009

Revenue. In the three months ended March 31, 2010, our revenue increased $16.0 million, or 41.9%, to $54.2 million, compared with $38.2 million in the corresponding period of 2009. Revenue from sales to customers outside the United States accounted for 55.7% of our total revenue in the three months ended March 31, 2010, compared with 59.5% in the corresponding period of 2009. Our revenue increase was primarily attributable to increased sales to the microwave and millimeterwave communications, military and test and measurement markets in comparison to the corresponding period of 2009, which was adversely affected by the global economic downturn and related credit crisis, partially offset by a decrease in sales to the cellular infrastructure market.

Gross margin.  In the three months ended March 31, 2010, our gross margin was 73.4%, compared with 71.5% in the corresponding period of 2009. The increase in gross margin was primarily attributable to favorable mix.

Research and development expense. In the three months ended March 31, 2010, our research and development expense increased $0.9 million, or 15.2%, to $7.0 million, and represented 12.8% of our revenue, compared with $6.0 million, or 15.8% of our revenue, in the corresponding period of 2009. The increase in our research and development expense was attributable to a $1.1 million increase in personnel costs, partially offset by a $0.2 million decrease in engineering material costs. The increase in personnel costs in 2010 related primarily to the discontinuation in 2010 of cost savings initiatives undertaken in 2009 and the growth of our engineering organization. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products.

Sales and marketing expense. In the three months ended March 31, 2010, our sales and marketing expense increased $1.2 million, or 36.0%, to $4.6 million, and represented 8.5% of our revenue, compared with $3.4 million, or 8.9% of our revenue, in the corresponding period of 2009. The increase in our sales and marketing expense was primarily attributable to a $0.4 million increase in third party commissions, due to our increase in revenue, a $0.4 million increase in personnel costs, due to the growth of our worldwide direct sales and marketing organization and the discontinuation in 2010 of cost savings initiatives undertaken in 2009, and $0.4 million net increase in other costs. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended March 31, 2010, our general and administrative expense increased $0.9 million, or 41.1%, to $3.1 million, and represented 5.7% of our revenue, compared with $2.2 million, or 5.8% of our revenue, in the corresponding period of 2009. The increase in our general and administrative expense was primarily attributable to a $0.6 million increase in professional fees, primarily related to intellectual property litigation, and a $0.3 million increase in personnel costs.

Interest income. In the three months ended March 31, 2010, our interest income decreased $0.1 million to $29,000 compared with $0.1 million in the corresponding period of 2009, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes increased $3.3 million to $9.0 million in the three months ended March 31, 2010, compared with $5.6 million in the corresponding period of 2009, representing an effective tax rate of 35.7% and 35.6% in 2010 and 2009, respectively. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As of March 31, 2010, we held $238.2 million of cash and cash equivalents.  In the three months ended March 31, 2010, cash provided by our operations was $22.2 million, of which the principal components were our net income of $16.1 million and non-cash charges of $4.6 million, as well as a net decrease in operating assets and liabilities of $2.4 million, partially offset by a net increase in deferred taxes of $0.9 million. The net decrease in operating assets and liabilities includes an increase in income taxes payable of $6.1 million, due to the timing of tax payments, a $5.4 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements, partially offset by a $7.6 million increase in accounts receivable, due to our increase in revenue, and an increase in other net operating assets and liabilities of $1.5 million.

In the three months ended March 31, 2010, we invested $4.7 million in the purchase of property and capital equipment, primarily for the purchase of an additional building to support the growth of our business. We received $2.4 million from the exercise of stock options and $1.5 million from the tax benefit related to our stock-based compensation plans.

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Since April 2008, we have repurchased 2,029,588 shares for $64.8 million, including 89,664 shares purchased for $3.6 million during the three months ended March 31, 2010. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors as appropriate and repurchases may be suspended or discontinued at any time.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. We elected to early adopt ASU 2009-13 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. We elected to early adopt ASU 2009-14 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption did not have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In September 2008, Analog Devices, Inc. commenced an action against us in the United States District Court for the District of Massachusetts, in which it alleged that certain of our products infringe patents held by Analog Devices. In April 2010, the Analog Devices action was settled by agreement of the parties. The terms of the settlement are confidential and were not material to us.

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

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The recent global recession and related credit crisis has adversely affected our business, results of operations and financial condition.

The recent global recession has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business was significantly affected by these conditions during 2009. Although recently we have experienced sequential quarterly revenue growth, we are unable to predict the likelihood or timing of a broad recovery in the global economy, and there is no certainty that our business will continue to grow. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If the recent uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

• reduced demand for our products;

• increased risk of order cancellations or delays;

• increased pressure on the prices for our products;

• greater difficulty in collecting accounts receivable; and

• risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments when needed.

Our efforts in 2009 to control operating expenses during the recent global recession may to some extent have adversely affected our ability to maintain our competitive position and meet operational challenges.

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

We have from time to time been the subject of litigation alleging that sales by us of our products infringe patents held by such third parties. One such action is currently pending. We have also from time to time received letters asserting that we infringe patents held by third parties that have not resulted in litigation. We have incurred significant costs in investigating and defending these actions and claims, and there can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If we were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 16% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 16% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended March 31, 2010, we repurchased 89,664 shares of our common stock at a cost of $3.6 million, as set forth in the table below.

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that may
	Total number of	(b)	shares purchased	yet be purchased under
	shares purchased	Average price	as part of publicly	the plans or programs
Period	(1)	paid per share	announced plan	(in thousands) (2)
January 2010	89,664	$39.93	89,664
February 2010	—	—	—
March 2010	—	—	—
Total	89,664		89,664	$20,147

(1)   Includes shares repurchased in connection with our stock-based compensation plans.

(2)   Value based on an aggregate of 458,206 shares at an assumed purchase price of $43.97 per share, which was the last sale price of our common stock on March 31, 2010, as reported by the Nasdaq Global Market.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           (Reserved)

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

Date: May 7, 2010	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer