Form 10-Q
period 2010-06-30
HITTITE MICROWAVE CORP
filed 2010-08-06
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 28, 2010, Hittite Microwave Corporation had 30,504,483 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

JUNE 30, 2010

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$241,842	$220,477
Accounts receivable, net of allowance for doubtful accounts of $334 and $334, respectively	25,493	17,886
Inventories	22,713	19,564
Deferred costs	132	114
Income taxes receivable	1,805	—
Prepaid expenses and other current assets	1,169	1,450
Deferred taxes	9,086	7,946

Total current assets	302,240	267,437

Property and equipment, net	23,328	19,933
Other assets	10,903	5,323

Total assets	$336,471	$292,693

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,506	$1,632
Accrued commissions	1,484	766
Accrued payroll and benefits	3,416	1,747
Accrued other expenses	3,860	3,695
Income taxes payable	—	209
Customer advances	656	584
Deferred revenue	2,813	3,432

Total current liabilities	15,735	12,065

Long-term income taxes payable	5,669	5,960
Deferred taxes	22	519

Total liabilities	21,426	18,544

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,504 and 30,209 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	305	302
Additional paid-in capital	141,584	131,750
Accumulated other comprehensive income (loss)	(512)	117
Retained earnings	173,668	141,980

Total stockholders’ equity	315,045	274,149

Total liabilities and stockholders’ equity	$336,471	$292,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenue	$60,314	$39,673	$114,507	$77,868
Cost of revenue	15,206	11,746	29,627	22,615

Gross profit	45,108	27,927	84,880	55,253

Operating expenses:
Research and development	7,835	5,236	14,787	11,268
Sales and marketing	4,910	3,704	9,531	7,103
General and administrative	2,673	2,796	5,775	4,994

Total operating expenses	15,418	11,736	30,093	23,365

Income from operations	29,690	16,191	54,787	31,888
Interest income	25	122	54	265
Other income (expense), net	(47)	37	(101)	20

Income before income taxes	29,668	16,350	54,740	32,173
Provision for income taxes	10,509	5,764	19,462	11,402

Net income	$19,159	$10,586	$35,278	$20,771

Earnings per share:
Basic	$0.65	$0.36	$1.20	$0.71
Diluted	$0.64	$0.35	$1.18	$0.70

Weighted average shares outstanding:
Basic	29,416	29,356	29,357	29,339
Diluted	30,038	29,833	29,956	29,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$35,278	$20,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,073	2,508
Amortization	712	719
Deferred taxes	(1,637)	(696)
Provision for doubtful accounts	—	341
Provision for excess or obsolete inventory	936	677
Stock-based compensation	4,691	3,251
Changes in operating assets and liabilities:
Accounts receivable	(7,727)	5,355
Inventories	(4,085)	(2,370)
Deferred costs	(17)	34
Other assets	413	405
Deferred revenue and customer advances	(547)	(51)
Accounts payable	1,875	851
Accrued expenses	2,568	(421)
Income taxes	(2,334)	(2,650)

Net cash provided by operating activities	33,199	28,724

Cash flows from investing activities:
Purchases of property and equipment	(6,459)	(4,333)
Purchase of other assets	(6,500)	—

Net cash used in investing activities	(12,959)	(4,333)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,192	2,432
Purchase of Company common stock	(3,590)	(10,822)
Excess income tax benefit related to stock-based compensation plans	1,954	1,064

Net cash provided by (used in) financing activities	1,556	(7,326)

Effect of exchange rate changes on cash and cash equivalents	(431)	24

Net increase in cash and cash equivalents	21,365	17,089
Cash and cash equivalents, beginning of period	220,477	180,856

Cash and cash equivalents, end of period	$241,842	$197,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2010, results of operations for the three- and six-month periods ended June 30, 2010 and June 30, 2009 and cash flows for the six-month periods ended June 30, 2010 and June 30, 2009 in accordance with accounting principles generally accepted in the United States.  Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date.

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

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition,” which amends ASC 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements.  ASU 2010-17 will be effective for the Company on January 1, 2011, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2010-17 will have on its financial position and results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net income	$19,159	$10,586	$35,278	$20,771
Foreign currency translation adjustments	(380)	442	(629)	63

Comprehensive income	$18,779	$11,028	$34,649	$20,834

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

	June 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$238,417	$—	$—	$238,417

5. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2010	December 31, 2009

Raw materials	$8,046	$6,976
Work in process	8,411	7,153
Finished goods	6,256	5,435

	$22,713	$19,564

6.  Other Assets

On June 30, 2010, the Company paid $6.5 million in cash under an agreement to license certain millimeter wave technology.  This cost will be allocated to the identifiable assets based on their relative fair value and will be amortized over the estimated useful lives of the assets.

7. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of June 30, 2010 or December 31, 2009.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic earnings per share:
Net income	$19,159	$10,586	$35,278	$20,771

Weighted average common shares outstanding	29,416	29,356	29,357	29,339

Basic earnings per share	$0.65	$0.36	$1.20	$0.71

Diluted earnings per share:
Net income	$19,159	$10,586	$35,278	$20,771

Weighted average common shares outstanding	29,416	29,356	29,357	29,339
Effect of dilutive stock options and restricted stock	622	477	599	419

Adjusted weighted average shares — diluted	30,038	29,833	29,956	29,758

Diluted earnings per share	$0.64	$0.35	$1.18	$0.70

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2010 and 2009

Revenue. In the three months ended June 30, 2010, our revenue increased $20.6 million, or 52.0%, to $60.3 million, compared with $39.7 million in the corresponding period of 2009. Revenue from sales to customers outside the United States accounted for 54.4% of our total revenue in the three months ended June 30, 2010, compared with 63.7% in the corresponding period of 2009. Our revenue increase was primarily attributable to increased sales to the microwave and millimeterwave communications, military and test and measurement markets in comparison to the corresponding period of 2009, which was adversely affected by the global economic downturn and related credit crisis. These increases were partially offset by a decrease in sales to the cellular infrastructure market.

Gross margin.  In the three months ended June 30, 2010, our gross margin was 74.8%, compared with 70.4%  in the corresponding period of 2009. The increase in gross margin was primarily attributable to a favorable change in product mix, as well as favorable efficiencies in certain direct and indirect production costs.

Research and development expense. In the three months ended June 30, 2010, our research and development expense increased $2.6 million, or 49.6%, to $7.8 million, and represented 13.0% of our revenue, compared with $5.2 million, or 13.2% of our revenue, in the corresponding period of 2009. The increase in our research and development expense was attributable to a $1.6 million increase in personnel costs, a $0.3 million increase in engineering material costs and a $0.7 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the discontinuation in 2010 of cost savings initiatives undertaken in 2009 and the growth of our engineering organization. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products.

Sales and marketing expense. In the three months ended June 30, 2010, our sales and marketing expense increased $1.2 million, or 32.6%, to $4.9 million, and represented 8.1% of our revenue, compared with $3.7 million, or 9.3% of our revenue, in the corresponding period of 2009. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in third party commissions, due to our increase in revenue, a $0.4 million increase in personnel costs, due to the growth of our worldwide direct sales and marketing organization and the discontinuation in 2010 of cost savings initiatives undertaken in 2009, and a $0.3 million net increase in other costs. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended June 30, 2010, our general and administrative expense decreased $0.1 million, or 4.4%, to $2.7 million, and represented 4.4% of our revenue, compared with $2.8 million, or 7.0% of our revenue, in the corresponding period of 2009. The decrease in our general and administrative expense was primarily attributable to a $0.3 million decrease in bad debt expense, a $0.2 million decrease in professional fees and a $0.1 million net decrease in other costs, partially offset by a $0.5 million increase in personnel costs.

Interest income. In the three months ended June 30, 2010, our interest income decreased $0.1 million to $25,000 compared with $0.1 million in the corresponding period of 2009, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes increased $4.7 million to $10.5 million in the three months ended June 30, 2010, compared with $5.8 million in the corresponding period of 2009, representing an effective tax rate of 35.4% and 35.3% in 2010 and 2009, respectively. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Six Month Periods Ended June 30, 2010 and 2009

Revenue. In the six months ended June 30, 2010, our revenue increased $36.6 million, or 47.1%, to $114.5 million, compared with $77.9 million in the corresponding period of 2009. Revenue from sales to customers outside the United States accounted for 55.0% of our total revenue in the six months ended June 30, 2010, compared with 61.6% in the corresponding period of 2009. Our revenue increase was primarily attributable to increased sales to the microwave and millimeterwave communications, military and test and measurement markets in comparison to the corresponding period of 2009, which was adversely affected by the global economic downturn and related credit crisis. These increases were partially offset by a decrease in sales to the cellular infrastructure market.

Gross margin.  In the six months ended June 30, 2010, our gross margin was 74.1%, compared with 71.0% in the corresponding period of 2009. The increase in gross margin was primarily attributable to a favorable change in product mix, as well as favorable efficiencies in certain direct and indirect production costs.

Research and development expense. In the six months ended June 30, 2010, our research and development expense increased $3.5 million, or 31.2%, to $14.8 million, and represented 12.9% of our revenue, compared with $11.3 million, or 14.5% of our revenue, in the corresponding period of 2009. The increase in our research and development expense was attributable to a $2.7 million increase in personnel costs, a $0.2 million increase in occupancy costs, a $0.2 million increase in travel costs and a $0.4 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the discontinuation in 2010 of cost savings initiatives undertaken in 2009 and the growth of our engineering organization.

Sales and marketing expense. In the six months ended June 30, 2010, our sales and marketing expense increased $2.4 million, or 34.2%, to $9.5 million, and represented 8.3% of our revenue, compared with $7.1 million, or 9.1% of our revenue, in the corresponding period of 2009. The increase in our sales and marketing expense was primarily attributable to a $0.9 million increase in third party commissions, due to our increase in revenue, a $0.8 million increase in personnel costs, due to the growth of our worldwide direct sales and marketing organization and the discontinuation in 2010 of cost savings initiatives undertaken in 2009, a $0.2 million increase in travel costs and $0.5 million net increase in other costs.

General and administrative expense. In the six months ended June 30, 2010, our general and administrative expense increased $0.8 million, or 15.6%, to $5.8 million, and represented 5.0% of our revenue, compared with $5.0 million, or 6.4% of our revenue, in the corresponding period of 2009. The increase in our general and administrative expense was primarily attributable to a $0.8 million increase in personnel costs and a $0.5 million increase in professional fees, primarily related to intellectual property litigation, partially offset by a $0.3 million decrease in bad debt expense and a $0.2 million net decrease in other costs.

Interest income. In the six months ended June 30, 2010, our interest income decreased $0.2 million to $0.1 million compared with $0.3 million in the corresponding period of 2009, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes increased $8.1 million to $19.5 million in the six months ended June 30, 2010, compared with $11.4 million in the corresponding period of 2009, representing an effective tax rate of 35.6% and 35.4% in 2010 and 2009, respectively. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As of June 30, 2010, we held $241.8 million of cash and cash equivalents.  In the six months ended June 30, 2010, cash provided by our operations was $33.2 million, of which the principal components were our net income of $35.3 million and non-cash charges of $9.4 million, partially offset by a net increase in operating assets and liabilities of $9.9 million and a net increase in deferred taxes of $1.6 million. The net increase in operating assets and liabilities includes increases of $7.7 million and $4.1 million in accounts receivable and inventory, respectively, due to our increase in revenue, a net decrease in income taxes payable of $2.3 million, due to the timing of tax payments, and a net increase in other operating assets and liabilities of $0.2 million. These increases were partially offset by a $4.4 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements.

In the six months ended June 30, 2010, we invested $6.5 million in the purchase of property and capital equipment, including the purchase of an additional building, production test equipment and tooling and engineering equipment, and paid $6.5 million under an agreement to license certain millimeterwave technology.  We received $3.2 million from the exercise of stock options and $2.0 million from the tax benefit related to our stock-based compensation plans in the six months ended June 30, 2010.

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Since April 2008, we have repurchased 2,029,816 shares for $64.8 million, including 89,892 shares purchased for $3.6 million during the six months ended June 30, 2010. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors as appropriate and repurchases may be suspended or discontinued at any time.

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

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. We elected to early adopt ASU 2009-14 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption had no effect on our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition,” which amends ASC 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements.  ASU 2010-17 will be effective for us on January 1, 2011, with early adoption permitted.  We are currently evaluating the impact the adoption of ASU 2010-17 will have on our financial position and results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effectively managing our operations and maintaining our competitiveness while continuing to deliver acceptable financial performance in this environment represents a significant challenge. In light of the recent global recession, we took steps early in 2009 to reduce expenses across our business and maintained certain of these measures throughout that year. These expense control measures to some extent may have adversely affected our ability to meet our product development targets and make necessary improvements to our operational, financial and information technology organizations and systems.

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

Our test and measurement instrument products, such as our HMC-T2000, HMC-T2100 and HMC-T2240 signal generators, are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenue, loss of market share or failure to achieve market acceptance. We may conclude that it is advisable or necessary, in order to promote the sale of these products, to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

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

We have previously made, and may in the future pursue, acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions and investments present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired business, product or technology. For example, if we identify an acquisition or investment candidate, we may not be able to successfully negotiate or finance the transaction on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions and investments, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 13% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 13% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended June 30, 2010, we repurchased 228 shares of our common stock at a cost of $10,000, as set forth in the table below.

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that may
	Total number of	(b)	shares purchased	yet be purchased under
	shares purchased	Average price	as part of publicly	the plans or programs
Period	(1)	paid per share	announced plan	(in thousands) (2)
April 2010	—	$—	—
May 2010	—	—	—
June 2010	228	44.38	228
Total	228		228	$20,822

(1)   Includes shares repurchased in connection with our stock-based compensation plans.

(2)   Value based on an aggregate of 465,406 shares at an assumed purchase price of $44.74 per share, which was the last sale price of our common stock on June 30, 2010, as reported by the Nasdaq Global Market.

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer