Form 10-Q
period 2010-09-30
HITTITE MICROWAVE CORP
filed 2010-11-05
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 26, 2010, Hittite Microwave Corporation had 30,813,333 shares of common stock , par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2010

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$273,002	$220,477
Accounts receivable, net of allowance for doubtful accounts of $334 and $334, respectively	27,485	17,886
Inventories	23,070	19,564
Income taxes receivable	2,989	—
Prepaid expenses and other current assets	1,923	1,564
Deferred taxes	9,255	7,946

Total current assets	337,724	267,437

Property and equipment, net	23,834	19,933
Other assets	10,602	5,323

Total assets	$372,160	$292,693

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,105	$1,632
Accrued commissions	1,401	766
Accrued payroll and benefits	4,236	1,747
Accrued other expenses	4,740	3,695
Income taxes payable	—	209
Customer advances	571	584
Deferred revenue	5,365	3,432

Total current liabilities	20,418	12,065

Long-term income taxes payable	5,771	5,960
Deferred taxes	—	519

Total liabilities	26,189	18,544

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value: 200,000 shares authorized; 30,813 and 30,209 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	308	302
Additional paid-in capital	151,443	131,750
Accumulated other comprehensive income	93	117
Retained earnings	194,127	141,980

Total stockholders’ equity	345,971	274,149

Total liabilities and stockholders’ equity	$372,160	$292,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenue	$64,166	$41,469	$178,673	$119,337
Cost of revenue	16,287	11,623	45,914	34,238

Gross profit	47,879	29,846	132,759	85,099

Operating expenses:
Research and development	8,308	5,609	23,095	16,877
Sales and marketing	4,524	3,778	14,055	10,881
General and administrative	2,839	2,185	8,614	7,179

Total operating expenses	15,671	11,572	45,764	34,937

Income from operations	32,208	18,274	86,995	50,162
Interest income	36	85	90	350
Other income (expense), net	(66)	(7)	(167)	13

Income before income taxes	32,178	18,352	86,918	50,525
Provision for income taxes	11,343	6,367	30,805	17,769

Net income	$20,835	$11,985	$56,113	$32,756

Earnings per share:
Basic	$0.70	$0.41	$1.90	$1.12
Diluted	$0.69	$0.40	$1.87	$1.10

Weighted average shares outstanding:
Basic	29,659	29,438	29,458	29,372
Diluted	30,189	29,933	30,034	29,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$56,113	$32,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,733	3,876
Amortization	1,510	1,078
Deferred taxes	(1,828)	(623)
Provision for doubtful accounts	—	341
Provision for excess or obsolete inventory	1,426	1,101
Stock-based compensation	6,874	4,879
Changes in operating assets and liabilities:
Accounts receivable	(9,604)	7,810
Inventories	(4,931)	(4,908)
Other assets	(595)	413
Deferred revenue and customer advances	1,920	1,388
Accounts payable	2,473	531
Accrued expenses	4,167	(299)
Income taxes	(3,401)	(1,667)

Net cash provided by operating activities	58,857	46,676

Cash flows from investing activities:
Purchases of property and equipment	(8,516)	(6,179)
Purchase of intangible assets	(6,580)	—

Net cash used in investing activities	(15,096)	(6,179)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,589	3,047
Purchase of Company common stock	(3,968)	(10,916)
Excess income tax benefit related to stock-based compensation plans	4,237	1,530

Net cash provided by (used in) financing activities	8,858	(6,339)

Effect of exchange rate changes on cash and cash equivalents	(94)	157

Net increase in cash and cash equivalents	52,525	34,315
Cash and cash equivalents, beginning of period	220,477	180,856

Cash and cash equivalents, end of period	$273,002	$215,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2010, results of operations for the three- and nine-month periods ended September 30, 2010 and September 30, 2009 and cash flows for the nine-month periods ended September 30, 2010 and September 30, 2009 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date.

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

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net income	$20,835	$11,985	$56,113	$32,756
Foreign currency translation adjustments	605	206	(24)	269

Comprehensive income	$21,440	$12,191	$56,089	$33,025

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

	September 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$254,274	$—	$—	$254,274

5. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2010	December 31, 2009

Raw materials	$8,663	$6,976
Work in process	7,908	7,153
Finished goods	6,499	5,435

	$23,070	$19,564

6.  Intangible Assets

On June 30, 2010, the Company entered into an agreement to license certain millimeterwave technology at a cost of $6.6 million, which amount is included in other assets in the accompanying condensed consolidated balance sheet at September 30, 2010.  The cost has been allocated to the identifiable assets based on their relative fair value and is being amortized over their estimated useful lives, principally 3-5 years.

7. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of September 30, 2010 or December 31, 2009.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic earnings per share:
Net income	$20,835	$11,985	$56,113	$32,756

Weighted average common shares outstanding	29,659	29,438	29,458	29,372

Basic earnings per share	$0.70	$0.41	$1.90	$1.12

Diluted earnings per share:
Net income	$20,835	$11,985	$56,113	$32,756

Weighted average common shares outstanding	29,659	29,438	29,458	29,372
Effect of dilutive stock options and restricted stock	530	495	576	444

Adjusted weighted average shares — diluted	30,189	29,933	30,034	29,816

Diluted earnings per share	$0.69	$0.40	$1.87	$1.10

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

Although most of our revenue is derived from sales of our products, we also receive a small percentage of our revenue from customer-sponsored research and development activities. These activities range from pure research, in which we investigate integrated circuit (IC) design techniques on new semiconductor technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications.

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

Research and development.    Research and development expense consists primarily of personnel costs of our research and development organization, costs of development wafers, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test software, related occupancy and equipment costs and amortization of certain intangible assets. We expense all research and development costs as incurred.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

Revenue. In the three months ended September 30, 2010, our revenue increased $22.7 million, or 54.7%, to $64.2 million, compared with $41.5 million in the corresponding period of 2009. Revenue from sales to customers outside the United States accounted for 56.2% of our total revenue in the three months ended September 30, 2010, compared with 57.0% in the corresponding period of 2009. Our revenue increase was primarily attributable to increased sales to the cellular infrastructure, microwave and millimeterwave communications and military markets in comparison to the corresponding period of 2009. The growth was primarily due to a recovery from the global economic downturn and related credit crisis, which adversely affected our business in 2009, as well as the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years.  The increase in sales to the military market was partially due to revenue from the production order for microwave subsystems that we announced in February 2009.

Gross margin.  In the three months ended September 30, 2010, our gross margin was 74.6%, compared with 72.0% in the corresponding period of 2009. The increase in gross margin was primarily attributable to a favorable change in product mix, partially offset by unfavorable pricing and manufacturing costs.

Research and development expense. In the three months ended September 30, 2010, our research and development expense increased $2.7 million, or 48.1%, to $8.3 million, and represented 12.9% of our revenue, compared with $5.6 million, or 13.5% of our revenue, in the corresponding period of 2009. The increase in our research and development expense was attributable to a $1.5 million increase in personnel costs, a $0.3 million increase in intangible asset amortization, a $0.2 million increase in engineering material costs and a $0.7 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the growth of our engineering organization and increased spending on other discretionary expenses, some of which had been suspended in 2009, as well as an increase in equity compensation expense. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products.

Sales and marketing expense. In the three months ended September 30, 2010, our sales and marketing expense increased $0.7 million, or 19.7%, to $4.5 million, and represented 7.1% of our revenue, compared with $3.8 million, or 9.1% of our revenue, in the corresponding period of 2009. The increase in our sales and marketing expense was primarily attributable to a $0.3 million increase in personnel costs, a $0.1 million increase in third party commissions, due to our increase in revenue, a $0.1 million increase in intangible asset amortization and a $0.2 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the growth of our worldwide direct sales and marketing  organization and increased spending on other discretionary expenses, some of which had been suspended in 2009. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended September 30, 2010, our general and administrative expense increased $0.7 million, or 29.9%, to $2.8 million, and represented 4.4% of our revenue, compared with $2.2 million, or 5.3% of our revenue, in the corresponding period of 2009. The increase in our general and administrative expense was primarily attributable to a $0.5 million increase in personnel costs, due to the growth of our organization and an increase in equity compensation expense, and a $0.2 million net increase in other costs.

Interest income. In the three months ended September 30, 2010, our interest income decreased $49,000 to $36,000 compared with $85,000 in the corresponding period of 2009, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes increased $5.0 million to $11.3 million in the three months ended September 30, 2010, compared with $6.4 million in the corresponding period of 2009, representing an effective tax rate of 35.3% and 34.7% in 2010 and 2009, respectively. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Nine Month Periods Ended September 30, 2010 and 2009

Revenue. In the nine months ended September 30, 2010, our revenue increased $59.3 million, or 49.7%, to $178.7 million, compared with $119.3 million in the corresponding period of 2009. Revenue from sales to customers outside the United States accounted for 55.4% of our total revenue in the nine months ended September 30, 2010, compared with 60.0% in the corresponding period of 2009. Our revenue increase was primarily attributable to increased sales to the microwave and millimeterwave communications, military and test and measurement markets in comparison to the corresponding period of 2009. The growth was primarily due to a recovery from the global economic downturn and related credit crisis, which adversely affected our business in 2009, as well as the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years.  The increase in sales to the military market was primarily due to revenue from the production order for microwave subsystems that we announced in February 2009.

Gross margin.  In the nine months ended September 30, 2010, our gross margin was 74.3%, compared with 71.3% in the corresponding period of 2009. The increase in gross margin was primarily attributable to a favorable change in product mix, partially offset by unfavorable pricing.

Research and development expense. In the nine months ended September 30, 2010, our research and development expense increased $6.2 million, or 36.8%, to $23.1 million, and represented 12.9% of our revenue, compared with $16.9 million, or 14.1% of our revenue, in the corresponding period of 2009. The increase in our research and development expense was attributable to a $4.1 million increase in personnel costs, a $0.3 million increase in engineering material costs, a $0.3 million increase in intangible asset amortization, a $0.3 million increase in occupancy costs and a $1.2 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the growth of our engineering organization and increased spending on other discretionary expenses, some of which had been suspended in 2009, as well as an increase in equity compensation expense.

Sales and marketing expense. In the nine months ended September 30, 2010, our sales and marketing expense increased $3.2 million, or 29.2%, to $14.1 million, and represented 7.9% of our revenue, compared with $10.9 million, or 9.1% of our revenue, in the corresponding period of 2009. The increase in our sales and marketing expense was primarily attributable to a $1.1 million increase in personnel costs, a $1.1 million increase in third party commissions, due to our increase in revenue, a $0.3 million increase in travel costs, a $0.1 million increase in intangible asset amortization and a $0.6 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the growth of our worldwide direct sales and marketing  organization and increased spending on other discretionary expenses, some of which had been suspended in 2009.

General and administrative expense. In the nine months ended September 30, 2010, our general and administrative expense increased $1.4 million, or 20.0%, to $8.6 million, and represented 4.8% of our revenue, compared with $7.2 million, or 6.0% of our revenue, in the corresponding period of 2009. The increase in our general and administrative expense was primarily attributable to a $1.3 million increase in personnel costs, due to the growth of our organization and an increase in equity compensation expense, as well as a $0.6 million increase in professional fees, partially offset by a $0.3 million decrease in bad debt expense and a $0.2 million net decrease in other costs.

Interest income. In the nine months ended September 30, 2010, our interest income decreased $0.3 million to $90,000 compared with $0.4 million in the corresponding period of 2009, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

Provision for income taxes. Our provision for income taxes increased $13.0 million to $30.8 million in the nine months ended September 30, 2010, compared with $17.8 million in the corresponding period of 2009, representing an effective tax rate of 35.4% and 35.2% in 2010 and 2009, respectively. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As of September 30, 2010, we held $273.0 million of cash and cash equivalents.  In the nine months ended September 30, 2010, cash provided by our operations was $58.9 million, of which the principal components were our net income of $56.1 million and non-cash charges of $14.5 million, partially offset by a net increase in operating assets and liabilities of $10.0 million and a net increase in deferred taxes of $1.8 million. The net increase in operating assets and liabilities includes increases of $9.6 million and $4.9 million in accounts receivable and inventory, respectively, related to our increase in revenue, and a net decrease in income taxes payable of $3.4 million, due to the timing of tax payments. These increases were partially offset by a $6.6 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements, and a net decrease in other operating assets and liabilities of $1.3 million

In the nine months ended September 30, 2010, we invested $8.5 million in the purchase of property and capital equipment, including the purchase and development of an additional building, production test equipment and tooling and engineering equipment, and entered into an agreement to license certain millimeterwave technology at a cost of $6.6 million.  We received $8.6 million from the exercise of stock options and $4.2 million from the tax benefit related to our stock-based compensation plans in the nine months ended September 30, 2010.

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Since April 2008, we have repurchased 2,037,886 shares for $65.2 million, including 97,962 shares purchased for $4.0 million during the nine months ended September 30, 2010. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors as appropriate and repurchases may be suspended or discontinued at any time.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In August 2009, ON Semiconductor Corporation and its subsidiary, Semiconductor Components Industries, LLC, commenced an action against us, along with Hynix Semiconductor, Inc., Elpida Memory, Inc. and Nanya Technology Corporation and entities affiliated with those defendants, in the United States District Court for the Eastern District of Texas. The ON Semiconductor action alleges that certain of our products infringe a patent owned by ON Semiconductor. The action seeks injunctive relief and damages in an unspecified amount. In October 2010, the action was transferred to the United States District Court for the Northern District of California. We have filed an answer denying that we infringe and asserting defenses, including that the patent in question is invalid, and discovery is continuing in the action.

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, reflect the addition of one new risk factor, which is captioned, “We may not be able to effectively manage the challenges associated with our growth, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.”

Uncertain prospects for the continued recovery from the recent global recession and related credit crisis could adversely affect our business, results of operations and financial condition.

The recent global recession affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business was significantly affected by these conditions during 2009. Although recently we have experienced sequential quarterly revenue growth, we are unable to predict whether the global economy will continue to recover, and there is no certainty that our business will continue to grow. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

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

We may not be able to effectively manage the challenges associated with our growth, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

Since 2009, we have experienced a period of resumed growth, with six sequential quarters of revenue increases, as well as an expansion of our headcount and operations, which have placed additional demands on our management and other resources. To accommodate continued growth, we must expand our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We have purchased an additional facility in Chelmsford, Massachusetts, where we plan to relocate a portion of our managerial, engineering, sales and administrative functions.   In addition, we are upgrading our ERP system to a newer version with greater functionality.  These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. Delays or unexpected difficulties associated with our new Chelmsford facility could disrupt our business. The implementation of new or upgraded management information systems is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system that is currently underway can be completed in a timely manner or at the expected cost, that the new system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements.  In general, if we fail to adequately manage our growth, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

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

The length of this process increases the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, financial condition and results of operations could be adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release equipment that contains our products, or is not successful in the sale and marketing of its products that incorporate our custom products.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Although the degree of concentration in our customer base has diminished in recent years, it remains substantial. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 31.9% in 2009, 34.6% in 2008 and 38.8% in 2007, and was 35.3% of our revenue during the nine months ended September 30, 2010. No single customer exceeded 10% of our total revenue in 2009, 2008 or 2007, however we expect that one customer will exceed 10% of our total revenue in 2010. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our end markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, was 57.3%, 59.3% and 56.4% in 2009, 2008 and 2007, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey and Ottawa, Ontario, Canada. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

We rely on the significant experience and specialized expertise of our senior management and engineering staff and must attract and retain qualified engineers and other highly skilled personnel in order to grow our business successfully.

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

Our test and measurement instrument products, such as our HMC-T2000, HMC-T2100, HMC-T2100B and HMC-T2240 signal generators, are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenue, loss of market share or failure to achieve market acceptance. We may conclude that it is advisable or necessary, in order to promote the sale of these products, to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

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

Dr. Ayasli, our founder and a principal stockholder, controls approximately 11% of our voting power, and is able to exert significant control over the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Yalcin Ayasli, our founder, and the Ayasli Children LLC, of which Dr. Ayasli is the sole manager, are the beneficial owners of an aggregate of approximately 11% of our common stock. As a result, Dr. Ayasli has the power to exert significant control over the outcome of matters requiring stockholder approval, such as:

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended September 30, 2010, we repurchased 8,070 shares of our common stock at a cost of $377,000, as set forth in the table below.

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that may
	Total number of	(b)	shares purchased	yet be purchased under
	shares purchased	Average price	as part of publicly	the plans or programs
Period	(1)	paid per share	announced plan	(in thousands) (2)
July 2010	5,799	$46.79	5,799
August 2010	2,271	46.70	2,271
September 2010	—	—	—
Total	8,070		8,070	$22,227

(1)   Includes shares repurchased in connection with our stock-based compensation plans.

(2)   Value based on an aggregate of 466,468 shares at an assumed purchase price of $47.65 per share, which was the last sale price of our common stock on September 30, 2010, as reported by the Nasdaq Global Market.

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

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2008)

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

*10.25	Non-employee director compensation plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and September 30, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009; and (iv) Notes to Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2010	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer