Form 10-K
period 2010-12-31
HITTITE MICROWAVE CORP
filed 2011-02-28
CIK 1130866

Use these links to rapidly review the document
TABLE OF CONTENT
Consolidated Balance Sheets at December 31, 2007 and 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51448

HITTITE MICROWAVE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2854672 (I.R.S. Employer Identification No.)
2 ELIZABETH DRIVE CHELMSFORD, MA 01824 (Address of principal executive offices)
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $1,151,208,027.

         As of February 15, 2011 there were 31,253,218 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits (ICs), modules, subsystems and instrumentation for technically demanding radio frequency (RF) microwave and millimeterwave applications. As a result of our 26 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

Industry Background

         Growth in advanced electronic systems using RF, microwave and millimeterwave technology

        Global demand for mobile communication services and for real-time access to diverse types of data continues to increase. This demand, coupled with the increasing capabilities and decreasing cost of computing devices, has led to rapid adoption of a wide variety of advanced electronic systems that rely on electromagnetic waves for high speed data transmission, reception or acquisition. These systems utilize a variety of data transmission technologies over a wide range of electromagnetic frequency bands, including RF, microwave and millimeterwave frequencies. These advanced electronic systems are integral to wireless networks such as cellular telephone, fixed wireless and satellite communication systems, as well as wired networks such as cable TV, broadband access and optical data networks. In addition, an increasing number of automotive, industrial, military, homeland security, scientific and medical applications use RF, microwave and millimeterwave technology to perform detection, measurement and imaging functions. All of these applications increase the demand for high speed networking equipment. The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has accelerated demand for analog, digital and mixed-signal ICs, modules, subsystems and instrumentation that are optimized to provide high performance signal processing across the electromagnetic frequency spectrum.

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

        Congestion of the limited available frequency bands is driving the telecommunications industry to develop more creative and efficient uses of available frequency spectrum. For example, some applications, such as newer 3G and 4G cellular telephone systems, have migrated to higher frequencies, which are inherently able to provide higher data transfer rates. Other applications, such as broadband wireless local loop applications, and cellular telephone systems being deployed in developing nations, take advantage of recently introduced modulation schemes to utilize lower frequency bands more efficiently. Still others, such as emerging ultra wide band systems, use new system architectures and complex modulation schemes to distribute data over the entire frequency spectrum. The implementation of these more complex system architectures and modulation schemes, and their distribution over a wider portion of the frequency spectrum, increase the technical challenges associated with the design and manufacture of ICs, modules, subsystems and instrumentation used in these systems.

  Requirements of manufacturers of advanced electronic systems operating at RF, microwave and millimeterwave frequencies

        The need for advanced electronic systems offering improved functionality, reliability and speed has intensified the challenges faced by original equipment manufacturers (OEMs) that design and develop these systems. Many OEMs do not have the IC design or semiconductor process expertise necessary to develop their own ICs, modules, subsystems and instrumentation for RF, microwave and millimeterwave applications. As a result, they increasingly look to qualified merchant suppliers to provide this expertise and these solutions and, in many cases, to design and manufacture custom products to meet their application-specific requirements.

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

        As a result of all these factors, the knowledge and skills required to design integrated analog and mixed-signal devices operating at higher frequencies are highly specialized and can take many years to develop. We believe that a significant market opportunity exists for a supplier of high performance ICs, modules, subsystems and instruments optimized for RF, microwave and millimeterwave applications that can meet OEMs' diverse requirements.

Our Competitive Strengths

        Our key competitive strengths as we address market opportunities include:

  •
  advanced RF, microwave and millimeterwave engineering capabilities;

  •
  ability to optimize circuit design and semiconductor process and packaging technologies to meet customers' application requirements;

  •
  broad product portfolio, comprising 30 product lines;

  •
  diverse customer base, markets and applications;

  •
  multi-channel sales and support capabilities; and

  •
  our fabless business model.

        Advanced RF, microwave and millimeterwave engineering capabilities.    We have developed broad expertise in a number of disciplines that are critical to the design and manufacture of ICs, modules, subsystems and instruments for technically demanding RF, microwave and millimeterwave applications. These include:

  •
  analog, digital and mixed-signal IC design;

  •
  SOC design;

  •
  semiconductor device modeling;

  •
  RF, microwave and millimeterwave system, subsystem and instrument design;

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

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules, subsystems and instrumentation that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2010, we had more than 900 standard products which may be categorized for descriptive purposes into 30 functional product lines:

  •
  amplifiers

  •
  attenuators

  •
  broadband time delay

  •
  crosspoint switches

  •
  data converters

  •
  DC power management

  •
  dielectric resonator oscillators

  •
  frequency dividers and detectors

  •
  frequency multipliers

  •
  high-speed comparators

  •
  high speed digital logic products

  •
  IF signal ICs

  •
  interface

  •
  limiting amplifiers

  •
  mixers and converters

  •
  modulators and demodulators

  •
  multiplexer / demultiplexer (mux / demux)

  •
  oscillators

  •
  passives

  •
  phase lock loops

  •
  phase lock loops with integrated voltage controlled oscillators

  •
  phase shifters

  •
  power conditioners

  •
  power detectors

  •
  sensors

  •
  switches

  •
  synthesizer ICs and instruments

  •
  transimpedance amplifiers

  •
  tunable filters

  •
  variable gain amplifiers

        We offer our products in a wide variety of packaging formats, modules, subsystems and instrumentation facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced six new product lines in 2010, and four new product lines in each of 2009 and 2008. We introduced 122 new standard products in 2010, 83 in 2009 and 100 in 2008, and also added custom products in comparable numbers during those years.

        Diverse customer base, markets and applications.    The diversity of our customers, markets and applications provides us with multiple long-term growth opportunities. In 2010, we sold our products to approximately 3,000 commercial and U.S. government customers for use in a variety of applications and markets worldwide. Our principal markets include:

Automotive	•	telematics and GPS systems
	•	collision avoidance, blind spot detection and intelligent cruise control
	•	pre-collision sensors
Broadband	•	cable TV and cable modems
	•	direct broadcast satellite
	•	fixed and mobile wireless networks

Cellular Infrastructure	•	cellular telephone 3G and 4G base stations and repeaters
	•	E911 and GPS location systems
	•	handheld radios and other mobile voice and data devices
Fiber Optic	•	communications infrastructure
	•	fiber optic test equipment
	•	network data communications equipment
Microwave and Millimeterwave Communications	•	high and low capacity point-to-point and multi-point radio systems
	•	commercial very small aperture terminal (VSAT) systems
	•	short range local area networks
Military	•	communications systems
	•	radar, guidance and electronic countermeasure systems
	•	sensing and detection platforms
Space	•	communication and imaging payloads
	•	command, control and communications for commercial, scientific and military spacecraft
Test and Measurement	•	medical and industrial imaging systems
	•	homeland security systems
	•	telecommunications test equipment
	•	scientific and industrial equipment

        Many of our standard products are purchased by a variety of customers in different markets for use in numerous types of applications. We believe that the diversity of our customers, markets and applications helps to mitigate the impact on our business of fluctuations in demand from any particular customer or industry.

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

Products

        We design, develop and sell high performance analog and mixed-signal ICs, modules, subsystems and instrumentation used in technically challenging RF, microwave and millimeterwave applications. We offer a broad range of radio frequency integrated circuits (RFICs), MMICs, MCMs, subsystems and instruments that perform a variety of signal processing functions and that operate across the RF, microwave and millimeterwave frequency spectrum. Our products are used in a wide range of wired and wireless communications applications, such as cellular telephone base stations, microwave and millimeterwave radio systems, broadband wireless access systems and direct broadcast satellite systems. They are also used in detection, measurement and imaging applications including military communication, targeting, guidance and electronic countermeasure systems, commercial, scientific and military spacecraft, automotive collision avoidance systems, medical imaging systems and industrial test equipment.

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 900 standard products. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other vendor. The standard products listed in our catalog generally are purchased by multiple customers for use in a variety of applications.

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

  Our IC product lines

        We currently provide standard and custom semiconductor products which may be categorized for descriptive purposes into 30 functional product lines. Our product lines include most of the functional circuit blocks required to create both receiver and transmitter subsystems for any RF, microwave or millimeterwave application.

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

  •
  low noise amplifiers used in the first stage of a receiver, where amplification with minimum distortion of an incoming signal having a low power level is required; and

  •
  broadband gain blocks used throughout the receiver and transmitter sections to boost signal level.

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

        3.    Broadband time delay.    Broadband time delays provide a highly accurate and stable time delay for signals which are transmitted through them. The desired delay is controlled by either an analog or digital voltage and may be varied over a specified range. These devices also feature internal circuitry to minimize delay variations with temperature changes or power supply changes. Our broadband time delay products are optimized for the synchronization of clock and data signals in optical communication systems, or for timing compensation applications, and support systems with data transmission rates of up to 32 gigabits per second (Gb/s).

        4.    Crosspoint switches.    Crosspoint switches are used for routing high speed signals across communications equipment backplanes. These devices are specified as N×N, with the first number representing the number of inputs and the last number representing the number of output crosspoints. Any input signal may be routed from a given input port to any output port based on the appropriate condition of the control signals. Our crosspoint switch products are optimized for driving and receiving high speed signals up to 14 Gb/s, while consuming only 300 mW with all channels operational and is ideal for 10 GbE, 16G Fibre Channel and Infiniband network applications.

        5.    Data converters.    Data converters are used to convert signals between analog and digital format. Currently our product line includes:

  •
  track-and-hold (T/H) amplifiers that convert analog sinusoidal signals to high speed digital square wave signals for baseband processing.

        6.    DC power management.    A power management device provides appropriately regulated and filtered DC power supply voltages and currents to integrated circuits. The DC voltage and current outputs of the power management device are controlled within narrow limits regardless of variations in the main power supplied to it. Our active bias controller is the industry's first complete biasing and monitoring solution and may be paired with many of our Class-A regime MMIC amplifiers as well as those of our competitors.

        7.    Dielectric resonator oscillators.    An oscillator is a device that produces a RF, microwave or millimeterwave frequency. A dielectric resonator oscillator (DRO) is a class of oscillator in which the output frequency is mechanically stabilized over a very narrow range by a resonating dielectric material. Our DRO products are optimized for military, test equipment and industrial/medical equipment applications, and are characterized by their low phase noise, low temperature drift and robust packaging.

        8.    Frequency dividers and detectors.    Frequency dividers, also called prescalers, and phase-frequency detectors are used in frequency generation circuits, or synthesizers, to help process and distribute the carrier frequency of the system. We offer a full range of frequency dividers and phase-frequency detectors. Our standard dividers and detectors include:

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

        9.    Frequency multipliers.    Frequency multipliers are used in frequency generation circuits, or synthesizers, to increase by a predetermined factor the carrier frequency and to help distribute it throughout the system. We offer a full range of active and passive frequency multiplier standard products, including:

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

        10.    High speed comparators.    A high speed comparator is a device that constantly monitors signal levels at its inputs. The device generates a digital output signal based on the difference in amplitude of the input signal levels. Our high speed comparators are optimized for high speed military, test equipment and industrial/medical equipment applications and exhibit low propagation dispersion, short minimum detectable pulse widths and low power consumption.

        11.    High speed digital logic products.    High speed digital logic products are used to select, split, invert, route, multiply or delay high speed digital signals. High performance digital systems require these functions to route the signal throughout a digital backplane. Our high speed digital logic products can support digital signals which propagate at speeds of 13, 26 and 40 Gb/s, which makes them suitable for OC-48, OC-192 and OC-768 applications. These products contain functions such as clock dividers, NRZ to RZ converters, XOR and NAND logic gates, flip-flops and 1:2 fanout buffers.

        12.    IF signal ICs.    In a receiver, Intermediate Frequency (IF) signal processing involves the amplification and filtering of the desired signal after down conversion and prior to analog-to-digital conversion. In a transmitter, it involves the amplification and filtering of the desired signal after digital-to-analog conversion and before upconversion to the RF or microwave frequency. Our IF signal IC products include:

  •
  dual, differential digitally programmable, baseband variable gain amplifiers that provide discrete gain level changes over a 40 dB range and high linearity performance; and

  •
  dual differential programmable low pass filters that support arbitrary bandwidths from 3.5 MHz to 50 MHz, with very high accuracy.

        13.    Interface.    Interface products are used in the digital or analog control of RF, microwave and millimeterwave integrated circuits. Our interface device converts a serial or parallel logic input to a six bit wide complementary output, and can be used to simplify the control of digital attenuators, digital phase shifters, digital variable gain amplifiers and switch matrices.

        14.    Limiting amplifiers.    Limiting amplifiers increase the gain or power of an RF, microwave, millimeterwave or digital signal, and have the feature of adding more gain or power to low level signals, and less gain or power to high level signals. Our limiting amplifier products are optimized for fiber optic communications and feature low jitter and high data rate capability.

        15.    Mixers and converters.    Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the RF, microwave or millimeterwave signal. The input signal is combined with a fixed carrier signal generated by a local oscillator (LO) to produce the higher or lower output frequency. Our standard mixer and converter products include:

  •
  mixers in a variety of types including balanced mixers, sub-harmonic mixers, mixers with LO drivers and I/Q mixers, each utilizing our proprietary transformer circuit technology; and

  •
  converters, including receivers and transmitters, which combine multiple functions, such as LO drivers, gain blocks, low noise amplifiers and mixer circuits on a single IC or in a single package.

        16.    Modulators and demodulators.    Modulators are used in radio transmitters to combine a digital information signal with an analog carrier signal generated by an LO. Demodulators are used in radio receivers to extract the digital information signal from the analog carrier signal. Our modulators and demodulators address a variety of modulation schemes and feature high linearity, low noise and wide bandwidth. Our standard modulator and demodulator products include:

  •
  direct quadrature modulators utilizing analog and digital circuit techniques to support current and future high data rate modulation protocols;

  •
  vector modulators used for error correction signal processing in high power wireless system amplifiers by enabling the variation of an incoming signal's phase and amplitude via a digital/analog dual control input;

  •
  bi-phase modulators based upon our double-balanced MMIC mixer circuits and using a simple modulation format that supports low data rates; and

  •
  I/Q demodulators that utilize analog and digital circuit techniques to separate the in-phase and quadrature data from the received modulated signal.

        17.    Multiplexer / Demultiplexer (Mux / Demux).    A multiplexer takes several separate parallel analog or digital data streams at its input and combines them together into a serial data stream of a higher data rate. This allows multiple data streams to be carried from one place to another over one physical link, which saves power, cost and printed circuit board area. At the receiving end of the data link a complementary demultiplexer performs the reverse operation, taking a serial analog or digital data bit stream at a higher rate at its input, and then breaking this data rate stream back down into several separate parallel lower data rate bit streams at its output. Our multiplexer and demultiplexer products support analog or digital signals that operate at speeds of up to 45 Gb/s, which makes them suitable for OC-192 and OC-768 applications.

        18.    Oscillators.    An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators (VCOs) can be varied by an analog DC input control voltage. We offer three types of MMIC oscillators:

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

        19.    Passives.    Our passive product line consists of 12 fixed attenuators which operate at frequencies up to 50 GHz. Fixed attenuators, or pads, are used to accurately reduce the power level of a signal without distorting the signal's characteristics.

        20.    Phased lock loops.    PLL integrated circuits are used in conjunction with oscillators in RF, microwave, and millimeterwave signal generation circuitry to accurately select and stabilize the frequency of transmitted and received signals. Our PLL products are designed to minimize noise, allow wide input bandwidth and provide advanced features. Our PLL products coupled with our VCO products can offer customers state of the art signal generation performance.

        21.    Phase lock loops with integrated voltage controlled oscillators—A PLL with integrated VCO produces an RF, microwave or millimeterwave frequency. Our PLL with integrated VCO products combine a fully integrated, low noise VCO, with an advanced PLL integrated circuit. Our single and tri-band PLL with integrated VCO products are optimized for RF and microwave signal generation applications, and exhibit low phase noise, low spurious products and flexible programming capabilities.

        22.    Phase shifters.    Phase shifters are used to change the phase of an RF, microwave or millimeter wave signal while providing little or no amplitude change or distortion. High performance systems such as phased array radars, RF medical equipment, wide band electronic warfare receivers, and time domain systems require tight design control over a signal's phase. These systems often rely on phase shifter components to maintain this control.

  •
  Analog phase shifters provide continuous phase change as a function of control voltage, often allowing over 360 degrees of phase shift; and

  •
  Digital phase shifters provide discrete phase shift changes with a single control voltage, often in a combination of small and large phase steps.

        23.    Power conditioners.    A power conditioner supplies DC power to an integrated circuit. Our power conditioner regulates the voltage level of a DC power supply, and removes unwanted noise and spurious products that can be detrimental to the performance of RF, microwave or millimeterwave integrated circuits. Our first power conditioner product is optimized for frequency generation applications and provides four independent regulated outputs with excellent power supply rejection ratio (PSRR).

        24.    Power detectors.    Power detectors convert RF signals to DC voltages that can be measured by simple digital circuitry. These devices convert power levels from logarithmic to linear voltages.

        25.    Sensors.    Our sensors use RF, microwave and millimeterwave energy to detect, measure or form an image of an object. These sensor ICs integrate multiple circuit functions and are effectively subsystems on a chip. For example, our single chip sensors are used for range detection in multiple military and commercial applications.

        26.    Switches.    Switches are used to route RF, microwave or millimeterwave signals from one or more input paths to one or more output paths. Control of the selected input and output signal path is achieved via digital logic input. Our switches are designed to reduce signal loss, minimize noise and interference, and operate at high frequencies and power levels. Our standard switch products provide the following functionality:

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

        27.    Synthesizers.    Synthesizers generate a coherent set of RF, microwave or millimeterwave frequencies over a specified range of frequency and power. Synthesizers are generally used to generate the frequency that acts as a carrier for voice or data communication.

        28.    Transimpedance amplifiers.    Transimpedance amplifiers are used between devices which have very different levels of impedance or resistance. Our transimpedance amplifier provides a differential output voltage that is proportional to the current at its input, and is optimized for photodiode and fiber optic data communication applications.

        29.    Tunable filters.    Tunable filters provide variable bandwidth across a frequency range and are used in radio receivers, transmitters, test instrumentation, military, space and industrial applications to remove unwanted mixer image signals or undesirable local oscillator harmonics, or may be used for baseband anti-alias protection. We offer three types of tunable filters:

  •
  bandpass filters that offer user-selectable pass band frequencies and cover the frequency spectrum from 1.0 to 19.0 GHz;

  •
  low pass filters that offer a user-selectable cutoff frequency and cover frequency bands from DC to 7.6 GHz; and

  •
  dual programmable low pass filters that are 6th order, fully calibrated and offer programmable bandwidth from 3.5 to 50.0 GHz.

        30.    Variable gain amplifiers.    Variable gain amplifiers (VGAs) boost the gain or power of a RF, microwave or millimeterwave signal and have the feature of allowing the user to set the gain or power at a specific level. Our variable gain amplifier MCMs utilize GaAs linear amplifiers, high performance six bit GaAs digital attenuators, and CMOS silicon drivers.

  Modules, subsystems and instrumentation

        Our highly integrated custom and standard modules and subsystems leverage our extensive portfolio of standard and custom ICs with our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise. Our modules and subsystems are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings. Products include:

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

        We have six design centers, including our two primary design centers in Chelmsford, Massachusetts, and additional facilities in Colorado Springs, Colorado; Istanbul, Turkey; Ottawa, Ontario, Canada; and Trondheim, Norway.

        As part of our research and development strategy, we have and may continue to license intellectual property from third parties. For example, we use the integrated circuit design and background intellectual property that we licensed from Northrop Grumman Space Technology sector in 2007 and from IBM in 2010 to further expand our millimeterwave products.

        We continuously develop products using our own specifications, guided by input from our customers and market analysis, that combine technological innovation and general application. Our team of experienced engineers also works closely with many of our customers to develop and introduce custom products that address the specific requirements of those customers.

Sales, Marketing and Support

        We sell our products worldwide through multiple channels, including our worldwide direct sales force and applications engineering staff, our network of domestic and international independent sales representatives and our website. In addition, many of our standard products are available for sale in North America through our distributor, Future Electronics. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and technical support staff in the United States, Canada, China, Finland, Germany, India, Japan, Korea, Norway, Sweden, Turkey, and the United Kingdom. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

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

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our foundries are Cobham, Global Communications Semiconductors, IBM, Jazz Semiconductor, Northop Grumman, Taiwan Semiconductor Manufacturing Company (TSMC), Telefunken Semiconductor, TriQuint Semiconductor, United Monolithic Semiconductors (UMS) and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

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

        Our Chelmsford manufacturing facility contains class 100K clean rooms certified for commercial, military and space level product manufacturing. Our networked material requirements planning documentation and test data acquisition systems enable us to track materials throughout our suppliers and our own facility, as well as schedule production activities and shipments based on customer demand. We utilize automated and manual test stations for each of our numerous package types, driven by proprietary test equipment configurations and software. Our manual and automatic hybrid assembly equipment includes die shear and bond pull inspection equipment, die inspect/pick, die/substrate attach and wire bond functions. We are capable of testing our products from DC up to 110 GHz, utilizing our automated and semi-automated RF, microwave and millimeterwave equipment.

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

Competition

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS.

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

Employees

        As of December 31, 2010, we had 402 full-time employees, compared with 349 full-time employees at December 31, 2009. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers, other vice president-level officers and directors.

Name	Age	Position
Stephen G. Daly	45	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	59	Vice President, Chief Financial Officer and Treasurer
Everett N. Cole III	49	Vice President of Hybrid Manufacturing (1)
William D. Hannabach	48	Vice President of Global Operations
Norman G. Hildreth, Jr.	47	Vice President
Dong Hyun (Thomas) Hwang	47	Vice President of Sales
Brian J. Jablonski	51	Vice President of Operations (1)
Michael A. Olson	50	Vice President
Ernest L. Godshalk	65	Director (2)
Rick D. Hess	57	Director (3)
Adrienne M. Markham	59	Director (4)
Brian P. McAloon	60	Director (5)
Cosmo S. Trapani	72	Director (6)
Franklin Weigold	72	Director (7)

(1)
Our Vice President of Hybrid Manufacturing and Vice President of Operations are not executive officers. They are included pursuant to Item 401(c) of Regulation S-K as persons who are expected to make significant contributions to our business.

(2)
Member of the Audit and Compensation Committees

(3)
Chairman of the Nominating and Corporate Governance Committee and member of the Audit Committee

(4)
Member of the Compensation and Nominating and Corporate Governance Committees

(5)
Member of the Compensation and Nominating and Corporate Governance Committees

(6)
Chairman of the Audit Committee

(7)
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

        Rick D. Hess has served as a member of our board of directors since 2005. Mr. Hess is currently Vice President of Superconductors at American Superconductor Corporation, a producer of proprietary technologies and solutions for the electrical power infrastructure industry. From 2006 to 2010, he was President and Chief Executive Officer of Konarka Technologies, a developer of photovoltaic cells on plastic. From 2004 to 2006, Mr. Hess was Chief Executive Officer of Integrated Fuel Cell Technologies, Inc., a developer of micro-fuel cell systems. From 1999 to 2004, Mr. Hess served as President of M/A-COM, a subsidiary of Tyco Electronics. Mr. Hess received a B.S. in Electrical Engineering from Purdue University and an M.S. in Electrical Engineering from Johns Hopkins University.

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

         Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition.

        Although we have experienced seven sequential quarters of revenue growth, we are unable to predict whether the global economy will continue to recover, and there is no certainty that our business will continue to grow. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

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

  •
  the rate at which our present and future customers adopt our technologies in our target markets;

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

        The recent global recession reduced demand in the semiconductor industry as well as numerous other industries. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We experienced negative growth during periods of weak demand in the past, and our business may be adversely impacted by any downturns in the future. Future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

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

        The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business and continued growth in our revenue will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner and have our products designed into the products of OEMs. The development of new high performance semiconductor ICs, modules, subsystems and instrumentation is highly complex, and from time to time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. As the complexity and degree of integration of our products increases, maintaining or increasing our historical rate of new product introductions will become increasingly challenging. Our ability to successfully develop, manufacture, introduce and deliver new types of high performance semiconductor ICs, modules, subsystems and instrumentation will depend on various factors, including our ability to:

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

        We purchase a number of the key components and materials used in our products from sole source suppliers. For example, we obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon, TSMC in Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. Of our foundries, TriQuint Semiconductor, UMS and, (to a lesser extent), Northrop Grumman, are also manufacturers of semiconductor ICs with which we compete, which could result in their having objectives that conflict with ours. Our reliance on third-party foundries involves several risks, including reduced control over our manufacturing costs, availability of manufacturing capacity, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property, as a result of activities by our foundries. Our contracts with our foundries and other sole source suppliers generally commit them to supply specified quantities of components or materials at agreed prices, typically over a one to two-year period.

        We also rely on a small number of subcontractors, primarily in Asia and the United States, to package some of our products, particularly those that utilize standard plastic packages. We do not have long-term contracts with our third-party packaging subcontractors stipulating fixed prices or packaging volumes. Therefore, in the future, we may be unable to obtain adequate manufacturing capacity, sufficiently high quality or timely packaging of our products. If our packaging subcontractors fail to achieve and maintain acceptable production yields in the future, we could experience increased costs, including warranty and product liability expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts and lost net revenue, any of which could have a material adverse effect on our business, financial condition and results of operations.

        We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, some of our suppliers could in the future be unable to, or elect not to, make available to us adequate manufacturing capacity to meet our requirements, extend their lead times or seek to increase the prices of materials we purchase from them as their contracts with us expire. If our key suppliers were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us or seek to increase their prices, our cost of revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers or packaging subcontractors, or reduced availability to us of manufacturing capacity could also prevent us from fulfilling our customers' demands for our products on a timely basis, and thus adversely affect our revenue. Longer lead times could also require us to increase our raw materials inventory levels, in order to be able to meet customers' delivery requirements.

        The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products, components or materials to us. For example, one supplier of wafers that are used in a significant number of our products has, in the recent past, experienced financial difficulties. If one of our other key suppliers is unable to provide us with its materials, components or services, our operations may be adversely affected. We might experience difficulty identifying alternative sources of supply for the materials, components and services used in our products or that we obtain through outsourcing. We could experience delays if we were required to test and evaluate products and services of potential alternative suppliers. Any of these occurrences could negatively affect our operating results and harm our business.

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

        We have from time to time been the subject of litigation alleging that sales by us of our products infringe patents held by such third parties. We settled two such actions against us in 2010. We have also from time to time received letters asserting that we infringe patents held by third parties that have not resulted in litigation. We have incurred significant costs in investigating and defending these actions and claims, and there can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If we were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

         Operations at our Chelmsford, Massachusetts facilities that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control.

        Our executive management, sales, marketing and administrative functions, as well as most of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for all of our products are carried out at our manufacturing facility, also located in Chelmsford, Massachusetts. These operations are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage that facility. Although we seek to mitigate these risks by maintaining business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

         We may not be able to effectively manage the challenges associated with our growth, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

        Since 2009, we have experienced a period of resumed growth, with seven sequential quarters of revenue increases, as well as an expansion of our headcount and operations, which have placed additional demands on our management and other resources. To accommodate continued growth, we must expand our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We have purchased an additional facility in Chelmsford, Massachusetts, to which we relocated a portion of our managerial, engineering, sales and administrative functions in January 2011. In addition, we are upgrading our ERP system to a newer version with greater functionality. These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system that is currently underway can be completed in a timely manner or at the expected cost, that the new system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. In general, if we fail to adequately manage our growth, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

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

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Although the degree of concentration in our customer base has diminished in recent years, it remains substantial. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 36.5% in 2010, 31.9% in 2009 and 34.6% in 2008. In 2010 Boeing accounted for 11% of our total sales. No single customer accounted for more than 10% of our total revenue in 2009 or 2008. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among

OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

        The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, was 55.1%, 57.3% and 59.3% in 2010, 2009 and 2008, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Istanbul, Turkey, Ottawa, Ontario, Canada, and Trondheim, Norway. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, Linear Technology, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

        Our test and measurement instrument products, such as our HMC-T2000, HMC-T2100, HMC-T2100B, HMC-T2200, and HMC-T2240 signal generators, are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenue, loss of market share or failure to achieve market acceptance. We may conclude that it is advisable or necessary, in order to promote the sale of these products, to seek certification of the products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe. We cannot ensure that we will be able to obtain, or if obtained, maintain any such certifications for our test and measurement instrument products. Our failure to obtain or maintain such certifications could adversely affect the market acceptance of the products.

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

        We have previously made, and may in the future pursue, acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions and investments present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired business, product or technology. For example, if we identify an acquisition or investment candidate, we may not be able to successfully negotiate or finance the transaction on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the longterm potential of the acquired business or technology, or be unable to commercialize the acquired technology in time to capitalize on available market opportunities, or may find that the acquisition is not complementary to our existing business. Potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions and investments, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

         If our principal markets fail to grow or experience declines, our revenue may suffer.

        Although our products are used in a variety of markets, our future growth depends to a significant extent on the success of our principal markets, which are automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space and test and measurement systems. Revenue derived from our three largest markets, cellular infrastructure, microwave and millimeterwave communications and military, represented 81.1%, 79.3% and 75.9% of our annual revenue in 2010, 2009 and 2008, respectively. Given the current economic climate, the rate at which our principal markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

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

        Our United States government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. Some of these contracts are long-term agreements for the manufacture of complex subsystems for which we are required to expand our production facilities, hire additional personnel, incur costs to meet customer qualification requirements and make other substantial investments in advance of our receipt of significant revenue. If such a contract is terminated, in addition to the loss of anticipated revenue, we may be unable to recover all of our costs incurred or committed.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts, in a 103,000 square foot building that we own. We also own a 71,000 square foot building in Chelmsford, Massachusetts, where we perform final assembly of our module and subsystem-level products, and final testing of all of our products. We occupy leased premises of approximately 13,000 square feet for our design center in Colorado Springs, Colorado; 8,000 square feet for our design center in Istanbul, Turkey; 7,000 square feet for our design center in Ottawa, Ontario, Canada and 1,700 square feet for our design center in Trondheim, Norway. We also occupy approximately 1,000 square feet or less for each of our sales offices in China, Finland, Germany, India, Japan, Korea, Sweden and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.    Legal Proceedings

        In August 2009, ON Semiconductor Corporation and its subsidiary, Semiconductor Components Industries, LLC, commenced an action against us, along with Hynix Semiconductor, Inc., Elpida Memory, Inc. and Nanya Technology Corporation and entities affiliated with those defendants, in the United States District Court for the Eastern District of Texas. The ON Semiconductor action alleged that certain of our products infringed a patent owned by ON Semiconductor. The ON Semiconductor action against us was settled on December 31, 2010 pursuant to an agreement between us and the plaintiffs and the action was dismissed as to us. The terms of the settlement agreement are confidential and were not material to us.

Item 4.    (Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol HITT.

	Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$44.90	$36.38	$31.98	$24.05
Second Quarter	52.73	41.95	37.74	31.22
Third Quarter	49.85	41.97	38.99	33.34
Fourth Quarter	63.24	47.07	41.10	35.12

        As of December 31, 2010, our common stock was held by approximately 462 shareholders of record.

Stock Repurchase Program

        In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended December 31, 2010, we repurchased 13,755 shares of our common stock at a cost of $0.8 million, as set forth in the table below.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
October 2010	—	—	—
November 2010	—	—	—
December 2010	13,755	$61.74	13,755

Total	13,755		13,755	$38,676

(1)
Includes shares repurchased in connection with our stock-based compensation plans.

(2)
Value based on an aggregate of 633,613 shares at an assumed purchase price of $61.04 per share, which was the last sale price of our common stock on December 31, 2010, as reported by the Nasdaq Global Market.

        For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hittite Microwave Corporation, the NASDAQ Composite Index
and the PHLX Semiconductor Index

    * $100 invested on 12/31/05 in stock or index, including reinvesetment of dividends.
    Fiscal year ending December 31.

	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10
Hittite Microwave Corporation	100.00	145.68	156.27	192.31	139.67	173.60	184.66	190.80	206.40	161.71	153.93	145.20	127.31	134.83	150.17	158.95	176.19	190.02	193.34	205.92	263.79
NASDAQ Composite	100.00	106.07	99.15	103.62	111.74	112.33	121.24	126.88	124.67	106.70	107.89	96.13	73.77	71.64	86.12	99.74	107.12	113.19	99.74	112.49	125.93
PHLX Semiconductor	100.00	96.57	88.72	94.10	94.47	92.96	106.62	109.31	102.99	87.53	90.40	74.59	56.15	60.83	68.87	84.02	91.67	93.82	84.52	87.87	103.11

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the last five fiscal years.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$244,256	$162,990	$180,251	$156,412	$130,290
Cost of revenue	62,617	45,239	51,556	45,363	35,398

Gross profit	181,639	117,751	128,695	111,049	94,892
Operating expenses:
Research and development	31,467	22,971	24,438	18,546	15,179
Sales and marketing	19,420	15,034	15,988	13,313	11,183
General and administrative	11,568	9,737	8,347	7,316	6,501

Total operating expenses	62,455	47,742	48,773	39,175	32,863

Income from operations	119,184	70,009	79,922	71,874	62,029
Interest income	134	394	3,420	5,474	3,180
Interest expense	—	—	—	—	(30)
Other income (expense), net	(72)	2	(343)	74	109

Income before income taxes	119,246	70,405	82,999	77,422	65,288
Provision for income taxes	42,215	24,232	29,157	26,184	22,598

Net income	$77,031	$46,173	$53,842	$51,238	$42,690

Earnings per share:
Basic	$2.60	$1.57	$1.77	$1.67	$1.43
Diluted	$2.56	$1.55	$1.74	$1.64	$1.38
Weighted average shares outstanding:
Basic	29,584	29,380	30,473	30,630	29,856
Diluted	30,135	29,850	30,955	31,263	30,882

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$295,490	$220,477	$180,856	$65,735	$83,798
Short-term available-for-sale investments	—	—	—	99,007	38,757
Working capital	344,045	255,372	216,894	192,530	142,133
Total assets	405,509	292,693	255,084	234,495	172,671
Stockholders' equity	375,752	274,149	236,929	216,293	156,162

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

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 26-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

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

  •
  In 1993, we began to transition our focus from government-sponsored research and development activities to the design, development and production of our own ICs, modules, subsystems and instrumentation. Our early products were custom MMICs designed for use in specific defense programs, such as radar applications.

  •
  In 1996, we published our first catalog, which contained 50 standard products, and began to expand our operations to support our growing commercial business. We also established a dedicated direct technical sales force to promote our emerging standard product line.

  •
  In 2001, we opened our first international sales office, and began to focus on expanding our international business. We currently have sales and technical support staff in Canada, China, Finland, Germany, India, Japan, Korea, Norway, Sweden, Turkey and the United Kingdom, to complement our United States offices. In 2010, we derived 55.1% of our revenue from customers outside the United States.

  •
  In 2005, we established our first remote design center in Istanbul, Turkey.

  •
  In July 2005, we completed our initial public offering of common stock.

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

  •
  In June 2010, we entered into an agreement to license certain millimeterwave technology from IBM at a cost of $6.6 million.

  •
  In 2010, we introduced the 15th annual edition of our product catalog. We currently offer more than 900 standard products in our catalog and many more custom products, which may be categorized for descriptive purposes into 30 functional product lines.

  •
  In January 2011, we acquired Arctic Silicon Devices, a developer of advanced mixed-signal IC technology, located in Trondheim, Norway, for approximately $11.0 million in cash.

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

        Revenue recognition.    We recognize revenue for the majority of our business when the following criteria have been met: (1)  persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Effective January 1, 2010 we adopted new guidance for arrangements that involve multiple elements, which is applicable to arrangements originating or materially modified after such date. This guidance eliminates the residual method of revenue allocation, and requires that we use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. For multiple element arrangements not subject to the new guidance we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. We maintain a reserve for potential sales returns and allowances. Returns and customer credits are immaterial and are recorded as a reduction to revenue. A portion of our sales are made to a distributor under an agreement that provides for limited product return privileges. As a result, we defer recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress toward completion. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any inventory with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, which can result in excess or obsolete inventory. We recorded expense of $1,518,000, $1,988,000 and $1,678,000 in 2010, 2009 and 2008, respectively, to reduce inventory to its net realizable value. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

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

        Revenue.    From 2003 to 2008, our revenue grew from $42.0 million to $180.3 million, representing a compound annual growth rate of 33.8%. In 2009, our revenue decreased 9.6% to $163.0 million, due to the global economic downturn and related credit crisis that affected us along with the entire semiconductor industry. In 2010, our revenue increased 49.9% to $244.3 million. Although we have experienced seven sequential quarters of revenue growth and our backlog at December 31, 2010 increased compared to December 31, 2009, there is no certainty that our business will continue to grow. Generally, our revenue growth results from increased sales of our standard products, derived from the introduction of new products, which expands the breadth and diversity of our standard product offerings, growing market acceptance of standard products we introduced in prior periods, and the expansion of our domestic and international sales efforts.

        In establishing current and future planned levels of operating expenses, we seek to balance near-term financial goals with our longer term strategic objectives. Accordingly, we took steps early in 2009 to reduce expenses across our business, and maintained certain of these measures throughout the year. During 2010, we increased spending to support our growth. Going forward, we expect to increase spending in research and development in order to remain competitive, and our plans for growth also require increased spending to support our operations, sales, marketing and administrative functions.

        Gross margin.    One of our objectives is to maximize our gross margin, which is our gross profit expressed as a percentage of our revenue. In the last three years our gross margins were 74.4% in 2010, 72.2% in 2009 and 71.4% in 2008. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

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

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and markets. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter. The difficulty of this task is compounded by the uncertainties we and our customers face, related to the recent global economic conditions.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 36.5% in 2010, 31.9% in 2009 and 34.6% in 2008. In 2010, one customer comprised 11% of our total revenue. No single customer exceeded 10% of our total revenue in 2009 or 2008. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future.

        Need for continued product and technology innovation.    We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us a significant competitive advantage and have contributed significantly to our revenue growth. Our product development strategy emphasizes internally funded research and development, as well as the acquisition of products and technologies through business combinations and licensing arrangements. As a result of these efforts, we introduced 100 new standard catalog products in 2008, 83 in 2009 and 122 in 2010. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. As the complexity and degree of integration of our products increases, maintaining or increasing our historical rate of new product introductions will become increasingly challenging. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

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

        Need to continue to expand the diversity of our product lines, customer base, markets and target applications.    The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand, which occur even during periods of growth in the broader economy. Revenue derived from our three largest markets, cellular infrastructure, microwave and millimeterwave communications and military, represented 81.1%, 79.3% and 75.9% of our annual revenue in 2010, 2009 and 2008, respectively. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and markets and the range of applications that our products address.

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenue	$244,256	$162,990	$180,251
Cost of revenue	62,617	45,239	51,556

Gross profit	181,639	117,751	128,695
Operating expenses:
Research and development	31,467	22,971	24,438
Sales and marketing	19,420	15,034	15,988
General and administrative	11,568	9,737	8,347

Total operating expenses	62,455	47,742	48,773

Income from operations	119,184	70,009	79,922
Interest income	134	394	3,420
Other income (expense), net	(72)	2	(343)

Income before income taxes	119,246	70,405	82,999
Provision for income taxes	42,215	24,232	29,157

Net income	$77,031	$46,173	$53,842

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of revenue	25.6	27.8	28.6

Gross profit	74.4	72.2	71.4
Operating expenses:
Research and development	12.9	14.1	13.6
Sales and marketing	8.0	9.2	8.9
General and administrative	4.7	6.0	4.6

Total operating expenses	25.6	29.3	27.1

Income from operations	48.8	43.0	44.3
Interest income	0.1	0.2	1.9
Other income (expense), net	(0.1)	0.0	(0.2)

Income before income taxes	48.8	43.2	46.0
Provision for income taxes	17.3	14.9	16.2

Net income	31.5%	28.3%	29.9%

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

        Revenue.    Our revenue increased $81.3 million, or 49.9%, to $244.3 million in 2010, from $163.0 million in 2009. Revenue from sales to customers outside the United States accounted for 55.1% of our total revenue in 2010, compared with 57.3% in 2009. Our revenue increase was primarily attributable to increased sales to the microwave and millimeterwave communications, military and test and measurement markets in comparison to the corresponding period of 2009. The growth was primarily due to a recovery from the global economic downturn and related credit crisis, which adversely affected our business in 2009, as well as the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years. The increase in sales to the military market was due in part to revenue from the production order for microwave subsystems that we announced in February 2009.

        Gross margin.    Our gross margin was 74.4% in 2010, compared with 72.2% in 2009. The increase in gross margin was primarily attributable to a favorable change in product mix, partially offset by unfavorable pricing.

        Research and development expense.    Our research and development expense increased $8.5 million, or 37.0%, to $31.5 million in 2010, and represented 12.9% of our revenue, compared with $23.0 million, or 14.1% of our revenue, in 2009. The increase in our research and development expense was attributable to a $5.4 million increase in personnel costs, a $0.6 million increase in engineering material costs, a $0.7 million increase in intangible asset amortization, a $0.7 million increase in information technology costs, a $0.4 million increase in occupancy costs and a $0.7 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the growth of our engineering organization and increased spending on other discretionary expenses, some of which had been suspended in 2009, as well as an increase in equity compensation expense.

        Sales and marketing expense.    Our sales and marketing expense increased $4.4 million, or 29.2%, to $19.4 million in 2010, and represented 8.0% of our revenue, compared with $15.0 million, or 9.2% of our revenue, in 2009. The increase in our sales and marketing expense was primarily attributable to a $1.5 million increase in personnel costs, a $1.6 million increase in third party commissions, due to our increase in revenue, a $0.3 million increase in travel costs, a $0.2 million increase in intangible asset amortization and a $0.8 million net increase in other costs. The increase in personnel and other costs in 2010 related primarily to the growth of our worldwide direct sales and marketing organization and increased spending on other discretionary expenses, some of which had been suspended in 2009.

        General and administrative expense.    Our general and administrative expense increased $1.8 million, or 18.8%, to $11.6 million in 2010, and represented 4.7% of our revenue, compared with $9.7 million, or 6.0% of our revenue, in 2009. The increase in our general and administrative expense was primarily attributable to a $1.8 million increase in personnel costs, due to the growth of our organization and an increase in equity compensation expense, as well as a $0.4 million increase in professional fees, partially offset by a $0.4 million decrease in bad debt expense.

        Interest income.    Our interest income decreased $0.3 million to $0.1 million, compared with $0.4 million in 2009, as a result of lower effective yields, due to prevailing market conditions, partially offset by the impact of higher cash and investment balances.

        Provision for income taxes.    Our provision for income taxes increased $18.0 million to $42.2 million in 2010, compared with $24.2 million in 2009, representing an effective tax rate of 35.4% and 34.4% in 2010 and 2009, respectively. The effective tax rate increased primarily as a result of a decrease in research and development tax credits and an increase in non-deductible stock-based compensation, partially offset by an increase in tax benefits from manufacturing activities. Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004, offset by the impact of non-deductible stock-based compensation.

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

Liquidity and Capital Resources

        As of December 31, 2010, we held $295.5 million of cash and cash equivalents. Cash provided by our operations was $80.6 million in 2010, of which the principal components were our net income of $77.0 million and non-cash charges of $19.0 million, partially offset by a net increase in operating assets and liabilities of $15.0 million and a net increase in deferred taxes of $0.5 million. The net increase in operating assets and liabilities includes an increase in accounts receivable of $16.7 million, related to our increase in revenue and the timing of customer invoices, an increase in inventory of $5.2 million, related to our increase in revenue, and a net decrease in income taxes payable of $3.3 million, due to the timing of tax payments. These increases were partially offset by an increase in deferred revenue and customer advances of $6.2 million, due to the timing of customer invoices and the growth of our business, an increase in accounts payable and accrued expenses of $3.6 million, due to the growth of our business and the timing of disbursements, and a net decrease in other operating assets and liabilities of $0.4 million.

        We invested $14.7 million in the purchase of property and capital equipment in 2010, including the purchase and renovation of an additional building, as well as production test equipment, production tooling and engineering equipment, and entered into an agreement to license certain millimeterwave technology at a cost of $6.6 million. In addition, we received $13.4 million from the exercise of stock options and $7.3 million from the tax benefit related to our stock-based compensation plans.

        In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Since April 2008, we have repurchased 2,051,641 shares for $66.0 million, including 111,717 shares purchased for $4.8 million in 2010. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

        On January 14, 2011, we used approximately $11.0 million in cash to acquire Arctic Silicon Devices, a developer of advanced mixed-signal IC technology, located in Trondheim, Norway.

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

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, as well as long-term production contracts that require longer than 12 months to perform and for which funding is committed. At December 31, 2010, our backlog was $74.5 million, compared to $63.9 million at December 31, 2009.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends Accounting Standards Codification (ASC) 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. We elected to early adopt ASU 2009-13 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption did not have a material impact on our financial position or results of operations.

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

        In April 2010, the FASB issued ASU 2010-17, "Milestone Method of Revenue Recognition," which amends ASC 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements. ASU 2010-17 will be effective for us on January 1, 2011. We do not believe that the adoption of ASU 2010-17 will have a material effect on our financial position or results of operations.

        In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the EITF)." ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. ASU 2010-29 will be effective for us on January 1, 2011, and will be applied to business combinations for which the acquisition date is subsequent to that date. We do not believe that the adoption of ASU 2010-29 will have a material effect on our financial condition or results of operations.

Contractual Obligations

        At December 31, 2010, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,206	$762	$444	$—	$—

        As of December 31, 2010, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $6.8 million. Although it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of these unrecognized tax benefits, if any, will occur with a tax authority, as the timing of examinations and ultimate resolution of those examinations is uncertain.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors, executive officers and corporate governance, including that set forth under the captions "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2011 (the "Definitive Proxy Statement") is incorporated herein by reference.

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

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-23):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2010 and 2009

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005.
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.3	Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.4	2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).
10.5	Registration Rights Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation, Dr. Yalcin Ayasli and the holders of Hittite Microwave Corporation's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-124664).
*10.25	Non-employee director compensation plan.

*10.30	Form of Indemnification Agreement dated December 10, 2008, between Hittite Microwave Corporation and each of Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Frankin Weigold (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008).
*10.31	Form of Noncompete Agreement (Senior Employee) entered into between the Company and each of Stephen G. Daly, William W. Boecke, Everett N. Cole, III, William D. Hannabach, Norman G. Hildreth, Jr., Dong Hyun (Thomas) Hwang, Brian J. Jablonski, Michael J. Koechlin and Michael A. Olson (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2009).
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101	The following materials from the Hittite Microwave Corporation Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; and (v) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2011.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. DALY Stephen G. Daly	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2011
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	February 28, 2011
/s/ RICK D. HESS Rick D. Hess	Director	February 28, 2011
/s/ ADRIENNE M. MARKHAM Adrienne M. Markham	Director	February 28, 2011
/s/ BRIAN P. MCALOON Brian P. McAloon	Director	February 28, 2011
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 28, 2011
/s/ FRANKLIN WEIGOLD Franklin Weigold	Director	February 28, 2011

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2011

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$295,490	$220,477
Accounts receivable, net of allowance for doubtful accounts of $334 and $334, respectively	34,534	17,886
Inventories	23,219	19,564
Deferred costs	75	114
Income taxes receivable	3,914	—
Prepaid expenses and other current assets	1,258	1,450
Deferred taxes	8,178	7,946

Total current assets	366,668	267,437
Property and equipment, net	29,470	19,933
Other assets	9,371	5,323

Total assets	$405,509	$292,693

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,228	$1,632
Accrued commissions	1,639	766
Accrued payroll and benefits	2,589	1,747
Accrued other expenses	4,945	3,695
Income taxes payable	—	209
Customer advances	454	584
Deferred revenue	9,768	3,432

Total current liabilities	22,623	12,065
Long-term income taxes payable	6,845	5,960
Deferred taxes	289	519

Total liabilities	29,757	18,544

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,253 and 30,209 shares issued and outstanding at December 31, 2010 and 2009, respectively	312	302
Additional paid-in capital	161,407	131,750
Accumulated other comprehensive income (loss)	(162)	117
Retained earnings	214,195	141,980

Total stockholders' equity	375,752	274,149

Total liabilities and stockholders' equity	$405,509	$292,693

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenue	$244,256	$162,990	$180,251
Cost of revenue	62,617	45,239	51,556

Gross profit	181,639	117,751	128,695

Operating expenses:
Research and development	31,467	22,971	24,438
Sales and marketing	19,420	15,034	15,988
General and administrative	11,568	9,737	8,347

Total operating expenses	62,455	47,742	48,773

Income from operations	119,184	70,009	79,922
Interest income	134	394	3,420
Other income (expense), net	(72)	2	(343)

Income before income taxes	119,246	70,405	82,999
Provision for income taxes	42,215	24,232	29,157

Net income	$77,031	$46,173	$53,842

Earnings per share:
Basic	$2.60	$1.57	$1.77
Diluted	$2.56	$1.55	$1.74
Weighted average shares outstanding:
Basic	29,584	29,380	30,473
Diluted	30,135	29,850	30,955

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2007	31,076	$311	$112,291	$551	$103,140	$216,293
Exercise of stock options	181	2	2,309			2,311
Foreign currency translation				(624)		(624)	$(624)
Stock-based compensation expense			5,668			5,668
Net income					53,842	53,842	53,842
Excess income tax benefit related to stock-based compensation plans			1,009			1,009
Issuance of restricted common stock under stock plan, net of forfeitures	350	3	(3)			—
Purchase of Company common stock	(1,316)	(13)			(41,557)	(41,570)

Comprehensive income							$53,218

Balance, December 31, 2008	30,291	303	121,274	(73)	115,425	236,929
Exercise of stock options	243	2	3,165			3,167
Foreign currency translation				190		190	$190
Stock-based compensation expense			6,492			6,492
Net income					46,173	46,173	46,173
Excess income tax benefit related to stock-based compensation plans			822			822
Issuance of restricted common stock under stock plan, net of forfeitures	298	3	(3)			—
Purchase of Company common stock	(623)	(6)			(19,618)	(19,624)

Comprehensive income							$46,363

Balance, December 31, 2009	30,209	302	131,750	117	141,980	274,149
Exercise of stock options	824	8	13,408			13,416
Foreign currency translation				(279)		(279)	$(279)
Stock-based compensation expense			8,912			8,912
Net income					77,031	77,031	77,031
Excess income tax benefit related to stock-based compensation plans			7,340			7,340
Issuance of restricted common stock under stock plan, net of forfeitures	332	3	(3)			—
Purchase of Company common stock	(112)	(1)			(4,816)	(4,817)

Comprehensive income							$76,752

Balance, December 31, 2010	31,253	$312	$161,407	$(162)	$214,195	$375,752

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$77,031	$46,173	$53,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,247	5,368	5,675
Amortization	2,309	1,437	1,443
Provision for doubtful accounts	—	352	46
Provision for excess or obsolete inventory	1,518	1,988	1,678
Deferred taxes	(463)	(1,602)	(1,700)
Stock-based compensation	8,912	6,492	5,668
Changes in operating assets and liabilities:
Accounts receivable	(16,728)	9,421	(5,252)
Inventories	(5,173)	(7,570)	(1,530)
Deferred costs	40	24	103
Other assets	364	123	(920)
Deferred revenue and customer advances	6,207	545	(2,627)
Accounts payable	1,596	(1,146)	131
Accrued expenses	1,990	(645)	765
Income taxes	(3,261)	1,482	2,638

Net cash provided by operating activities	80,589	62,442	59,960

Cash flows from investing activities:
Purchases of property and equipment	(14,737)	(7,302)	(5,232)
Purchases of available-for-sale investments	—	—	(28,294)
Sales and maturities of available-for-sale investments	—	—	127,301
Purchase of intangible assets	(6,580)	—	—

Net cash provided by (used in) investing activities	(21,317)	(7,302)	93,775

Cash flows from financing activities:
Purchase of Company common stock	(4,817)	(19,624)	(41,570)
Proceeds from exercise of stock options	13,416	3,167	2,311
Excess income tax benefit related to stock-based compensation plans	7,340	822	1,009

Net cash provided by (used in) financing activities	15,939	(15,635)	(38,250)

Effect of exchange rate changes on cash and cash equivalents	(198)	116	(364)

Net increase in cash and cash equivalents	75,013	39,621	115,121
Cash and cash equivalents, beginning of year	220,477	180,856	65,735

Cash and cash equivalents, end of year	$295,490	$220,477	$180,856

Supplemental cash flow information:
Cash paid for taxes	$38,524	$23,502	$27,376

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules, subsystems and instrumentation for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company has two buildings in Chelmsford, Massachusetts, which house its corporate headquarters, manufacturing facility and two design centers. In addition, the Company operates design centers and has sales and technical support staff in Canada, Colorado, Norway and Turkey, and has sales offices in China, Finland, Germany, India, Japan, Korea, Sweden and the United Kingdom.

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

Revenue Recognition

        The Company recognizes revenue for the majority of its business when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Effective January 1, 2010 the Company adopted new guidance, for arrangements that involve multiple elements, which is applicable to arrangements originating or materially modified after such date. This guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. For multiple element arrangements not subject to the new guidance, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. The Company maintains a reserve for potential sales return and allowances. Returns and customer credits are immaterial and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress toward completion. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2007	$236
Provision	46
Utilization	(48)

Balance at December 31, 2008	234
Provision	352
Utilization	(252)

Balance at December 31, 2009	334
Provision	—
Utilization	—

Balance at December 31, 2010	$334

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

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2007	$2,205
Provision	1,678
Utilization	(208)

Balance at December 31, 2008	3,675
Provision	1,988
Utilization	(484)

Balance at December 31, 2009	5,179
Provision	1,518
Utilization	(905)

Balance at December 31, 2010	$5,792

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

Long-Lived Assets

        Goodwill is carried at cost, and totaled $289,000 at December 31, 2010 and December 31, 2009. The Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that it may be impaired. No impairment resulted from this evaluation in the years presented.

        Intangible assets other than goodwill are carried at cost less accumulated amortization. The Company's intangible assets are being amortized over their respective useful lives, principally 3-5 years. The Company evaluates the recoverability of these assets whenever there is an indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value.

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

	December 31,
	2010	2009
	(in thousands)
Foreign currency translation	$(162)	$117

Earnings Per Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income per share reflects the dilutive effect of common stock equivalents, such as stock options and restricted stock, under the treasury stock method.

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2010 and 2009, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through a distributor. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 36.5% in 2010, 31.9% in 2009 and 34.6% in 2008. Revenue from one customer accounted for 11% of total revenue in 2010. No customer accounted for more than 10% of total revenue in 2009 or 2008.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. Receivables from one customer accounted for 15% of the Company's outstanding accounts receivable balance at December 31, 2010. No customer accounted for 10% or more of the Company's outstanding accounts receivable balance at December 31, 2009.

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

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees and other related costs. During 2010, 2009 and 2008, the Company incurred $1,257,000, $3,754,000 and $8,572,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends Accounting Standards Codification (ASC) 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The Company elected to early adopt ASU 2009-13 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption did not have a material impact on the Company's financial position or results of operations.

        In October 2009, the FASB issued ASU 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. The Company has elected to early adopt ASU 2009-14 effective January 1, 2010. Accordingly, this guidance was applied to transactions originating or materially modified after such date. Such adoption had no effect on the Company's financial position or results of operations.

        In April 2010, the FASB issued ASU 2010-17, "Milestone Method of Revenue Recognition," which amends ASC 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements. ASU 2010-17 will be effective for the Company on January 1, 2011. The Company does not believe that the adoption of ASU 2010-17 will have a material effect on its financial position or results of operations.

        In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the EITF)." ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. ASU 2010-29 will be effective for the Company on January 1, 2011, and will be applied to business combinations for which the acquisition date is subsequent to that date. The Company does not believe that the adoption of ASU 2010-29 will have a material effect on its financial condition or results of operations.

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

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$264,308	$—	$—	$264,308	$195,530	$—	$—	$195,530

4.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2010	2009
	(in thousands)
Commercial:
Billed	$27,541	$16,212
U.S. government and government prime contractors:
Billed	5,593	670
Unbilled	1,559	1,080
Retainage	175	258

	34,868	18,220
Less: Allowance for doubtful accounts	334	334

Net accounts receivable	$34,534	$17,886

5.     Inventories

        Net inventories consist of the following:

	December 31,
	2010	2009
	(in thousands)
Raw materials	$8,067	$6,976
Work in process	7,798	7,153
Finished goods	7,354	5,435

	$23,219	$19,564

6.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2010	2009
	(in thousands)
Land and building	$15,812	$6,740
Machinery and equipment	46,296	41,548
Furniture and fixtures	716	717
Leasehold improvements	162	122

	62,986	49,127
Less: Accumulated depreciation and amortization	33,516	29,194

Net property and equipment	$29,470	$19,933

        Depreciation and amortization expense related to the Company's property and equipment was $6,247,000, $5,368,000 and $5,675,000 in 2010, 2009 and 2008, respectively.

7.     Intangible Assets

        On October 17, 2007, the Company entered into a strategic agreement with Northrop Grumman Space Technology sector to market a specified list of existing Velocium products worldwide, to license related technology and to assume the associated customer relationships, at a cost of $7,080,000.

        On June 30, 2010, the Company entered into an agreement to license from IBM certain millimeterwave technology, at a cost of $6,580,000.

        The Company's intangible assets, all of which related to these two agreements and are included in other assets in the accompanying consolidate balance sheets, consist of the following:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$8,891	$2,402	$6,489	$2,711	$1,175	$1,536
Non-compete agreement	2,800	1,773	1,027	2,800	1,213	1,587
Customer relationships	1,969	1,193	776	1,569	679	890

Total intangible assets	$13,660	$5,368	$8,292	$7,080	$3,067	$4,013

        The Company's intangible assets are being amortized over their original estimated useful lives, principally 3-5 years. Amortization expense associated with these assets was $2,301,000, $1,416,000 and $1,415,000 in 2010, 2009 and 2008, respectively. The accompanying consolidated statements of operations for 2010, 2009 and 2008 reflect such amortization as $1,076,000, $874,000 and $873,000 of sales and marketing expense, $540,000, $542,000 and $542,000 of cost of revenue and $685,000, $0 and $0 of research and development expense, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $2,986,000, $2,549,000, $1,203,000, $1,036,000, $518,000 for 2011, 2012, 2013, 2014 and 2015, respectively.

8.     Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2010 (in thousands):

2011	$762
2012	281
2013	163
2014	—
2015	—
Later years	—

$1,206

        Rental expense during 2010, 2009 and 2008 was $1,147,000, $1,013,000 and $962,000, respectively.

Indemnification

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2010 and 2009.

Product Warranties

        The Company provides product warranties in conjunction with certain product sales. Generally, product sales are accompanied by a one-year warranty period. These warranties cover factors such as nonconformance to specifications and defects in material and workmanship. Estimated standard warranty costs are recorded in the period in which the related product sales occur. The Company's warranty accrual and related expense were immaterial to the Company's financial position and results of operations for the periods presented herein.

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

        The Company has from time to time been the subject of litigation alleging that sales by the Company of its products infringe patents held by such third parties. Two such actions were settled in April 2010 and December 2010, respectively, under terms that were not material to the Company. In addition, the Company has from time to time received letters asserting that it infringes patents held by third parties that have not resulted in litigation. The Company has incurred significant costs in investigating and defending intellectual property claims, and there can be no assurance that pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. The Company has not concluded that it is probable that it has incurred a liability to any such claimant, and cannot estimate the amount of the possible loss that might be incurred in the event that any such claim or litigation is determined adversely to the Company. Claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company's working relationships with its foundries and customers, damage its reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

9.     Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. The Company may make matching contributions, and may also provide discretionary contributions. During 2008, the Company matched 100% of participants' contributions up to 10% of compensation. In February 2009, the Company suspended its matching program, and provided no further contributions in 2009. In January 2010, the Company resumed its matching program, and matched 50% of participants' contributions up to 10% of compensation. In 2010, 2009 and 2008, employer contributions were $958,000, $96,000 and $2,361,000, respectively.

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

        In April 2008, the Company's board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to the Company's employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During 2010, the Company repurchased 111,717 shares of its common stock for $4,817,000. During 2009, the Company repurchased 623,417 shares of its common stock for $19,624,000. During 2008, the Company repurchased 1,316,507 shares of its common stock for $41,570,000. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2010	2009	2008
	(in thousands, except per share data)
Basic earnings per share
Net income	$77,031	$46,173	$53,842
Weighted average common shares outstanding	29,584	29,380	30,473

Basic earnings per share	$2.60	$1.57	$1.77

Diluted earnings per share
Net income	$77,031	$46,173	$53,842

Weighted average common shares outstanding	29,584	29,380	30,473
Dilutive effect of stock options and restricted stock	551	470	482

Adjusted weighted average shares—diluted	30,135	29,850	30,955

Diluted earnings per share	$2.56	$1.55	$1.74

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

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, unrestricted stock awards, performance share awards and stock appreciation rights. No maximum contractual term is set for awards under the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorizes, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2010 is 6,559,000, representing the maximum number of shares of common stock that may be issued under the 2005 Plan.

        Under the 2005 Plan, incentive stock options and nonqualified stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Substantially all options currently outstanding under both plans vest over a period of five years. No stock options were granted in 2010, 2009 or 2008.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2010	2009	2008
Cost of revenue	$1,924	$1,630	$1,351
Research and development	3,403	2,046	1,743
Sales and marketing	1,118	1,072	1,036
General and administrative	2,467	1,744	1,538

Stock-based compensation expense	$8,912	$6,492	$5,668

        Stock-based compensation cost for 2010 includes $1,212,000 related to stock options and $7,700,000 related to restricted stock. Stock-based compensation cost for 2009 includes $2,077,000 related to stock options and $4,415,000 related to restricted stock. Stock-based compensation cost for 2008 includes $2,552,000 related to stock options and $3,116,000 related to restricted stock.

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

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,421,168	$15.32
Options granted	—	—
Options exercised	(181,283)	12.75
Options forfeited / cancelled	(27,369)	17.05

Outstanding at December 31, 2008	1,212,516	15.67
Options granted	—	—
Options exercised	(243,568)	13.05
Options forfeited / cancelled	(23,091)	17.65

Outstanding at December 31, 2009	945,857	16.29
Options granted	—	—
Options exercised	(823,740)	16.29
Options forfeited / cancelled	(3,334)	24.65

Outstanding at December 31, 2010	118,783	16.09	4.11	5,339,000

Exercisable at December 31, 2010	118,783	16.09	4.11	5,339,000

Vested or expected to vest at December 31, 2010	118,783	16.09	4.11	5,339,000

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $26,367,000, $5,599,000 and $4,934,000 during 2010, 2009 and 2008, respectively. As of December 31, 2010, all compensation cost related to outstanding stock options has been recognized.

        The accompanying consolidated statements of cash flows reflect as a financing cash inflow the excess tax benefit associated with the exercise of stock options of $7,340,000, $822,000 and $1,009,000 for 2010, 2009 and 2008, respectively.

        The following table summarizes information about the Company's stock options outstanding at December 31, 2010:

				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.34	16,130	1.14	$5.34	16,130	$5.34
17.00	78,969	4.55	17.00	78,969	17.00
20.40	23,684	4.66	20.40	23,684	20.40

	118,783	4.11	$16.09	118,783	$16.09

        Information related to restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	360,257	$34.85
Granted	363,000	30.92
Vested	(36,768)	25.66
Forfeited	(13,231)	37.52

Nonvested at December 31, 2008	673,258	33.19
Granted	315,294	39.34
Vested	(57,287)	36.24
Forfeited	(17,090)	37.27

Nonvested at December 31, 2009	914,175	35.04
Granted	356,960	51.53
Vested	(94,755)	30.29
Forfeited	(24,484)	39.24

Nonvested at December 31, 2010	1,151,896	40.45

        As of December 31, 2010, total compensation cost not yet recognized related to restricted stock awards was $28,694,000, which is expected to be recognized over a weighted-average period of 4.0 years.

12.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2010	2009
	(in thousands)
Current deferred tax assets:
Inventory reserve	$2,166	$1,937
Reserve for bad debts	125	125
Sales return reserve	529	375
Accrued vacation	434	352
Deferred revenue	128	158
Stock-based compensation	4,272	4,891
Accrued commissions	363	166
Prepaid expenses	(247)	(212)
Other	408	154

Total current deferred tax assets	$8,178	$7,946

Long-term deferred tax liabilities:
Depreciation and amortization	$(488)	$(824)
Other	199	305

Total long-term deferred tax liabilities	$(289)	$(519)

        The components of the provision for income taxes are as follows:

	2010	2009	2008
	(in thousands)
Current:
Federal	$37,761	$24,021	$28,005
State	4,491	2,111	2,387
Foreign	202	(119)	465
Deferred:
Federal	(298)	(1,501)	(1,544)
State	59	(280)	(156)

	$42,215	$24,232	$29,157

        In 2010, 2009 and 2008 domestic income before taxes was $115,757,000, $69,250,000 and $81,575,000, respectively, and foreign income before taxes was $3,489,000, $1,155,000 and $1,424,000, respectively.

        The Company's effective tax rates differ from the federal statutory tax rate as follows:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Tax-exempt interest income	0.0	(0.1)	(1.0)
Domestic production activities deduction	(1.8)	(1.3)	(0.8)
State taxes	2.5	2.3	2.5
Research and development credits	(0.3)	(1.0)	(0.4)
Foreign income tax benefit	(0.9)	(0.7)	(0.1)
Other	0.9	0.2	(0.1)

	35.4%	34.4%	35.1%

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $7,340,000, $822,000 and $1,009,000 in 2010, 2009 and 2008, respectively.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2010, U.S. income taxes were not provided on a cumulative total of $9,280,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at December 31, 2007	$3,180
Additions based on tax positions related to the current year	799
Additions for tax positions of prior years	736
Reductions for tax positions of prior years	(263)
Lapse of statute of limitations	(272)

Balance at December 31, 2008	4,180
Additions based on tax positions related to the current year	786
Additions for tax positions of prior years	400
Reductions for tax positions of prior years	(167)

Balance at December 31, 2009	5,199
Additions based on tax positions related to the current year	1,618
Additions for tax positions of prior years	153
Settlements	(1,114)

Balance at December 31, 2010	$5,856

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2010, 2009 or 2008, and there was no material accrual for interest or penalties as of December 31, 2010 or December 31, 2009.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2005-2009; U.S. states 2003-2009; and Germany 2005-2009. The Company is currently under examination by the U.S. Internal Revenue Service for 2005-2007. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

13.   Segment, Major Customers and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, subsystems and instrumentation.

        Revenue from one customer accounted for 11% of total revenue in 2010. No customer accounted for more than 10% of total revenue in 2009 or 2008.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2010	2009	2008
	(in thousands)
United States	$109,570	$69,566	$73,364
International	134,686	93,424	106,887

Total revenue	$244,256	$162,990	$180,251

        Revenue from China represented 17%, 22% and 19% of total revenue in 2010, 2009 and 2008, respectively.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

14.   Selected Quarterly Financial Data (Unaudited)

2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$54,193	$60,314	$64,166	$65,583
Gross profit	39,772	45,108	47,879	48,880
Net income	16,119	19,159	20,835	20,918
Basic earnings per share	0.55	0.65	0.70	0.70
Diluted earnings per share	0.54	0.64	0.69	0.69

2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$38,195	$39,673	$41,469	$43,653
Gross profit	27,326	27,927	29,846	32,652
Net income	10,185	10,586	11,985	13,417
Basic earnings per share	0.35	0.36	0.41	0.46
Diluted earnings per share	0.34	0.35	0.40	0.45

15.   Subsequent Event

        On January 14, 2011, the Company acquired Arctic Silicon Devices, a developer of advanced mixed-signal IC technology, located in Trondheim, Norway, for approximately $11.0 million in cash.