Form 10-Q
period 2011-03-31
HITTITE MICROWAVE CORP
filed 2011-05-10
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51448

Hittite Microwave Corporation

(Exact name of Registrant as specified in its charter)

Delaware	04-2854672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Elizabeth Drive

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

As of April 26, 2011, Hittite Microwave Corporation had 31,337,167 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

MARCH 31, 2011

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$311,764	$295,490
Accounts receivable, net of allowance for doubtful accounts of $334 and $334, respectively	38,110	34,534
Inventories	24,166	23,219
Income taxes receivable	—	3,914
Prepaid expenses and other current assets	1,492	1,333
Deferred taxes	8,868	8,178

Total current assets	384,400	366,668

Property and equipment, net	30,654	29,470
Other assets	19,190	9,371

Total assets	$434,244	$405,509

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,474	$3,228
Accrued commissions	1,452	1,639
Accrued payroll and benefits	3,510	2,589
Accrued other expenses	4,127	4,945
Income taxes payable	6,496	—
Customer advances	422	454
Deferred revenue	6,720	9,768

Total current liabilities	28,201	22,623

Long-term income taxes payable	6,602	6,845
Deferred taxes	—	289

Total liabilities	34,803	29,757

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,337 and 31,253 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	313	312
Additional paid-in capital	164,948	161,407
Accumulated other comprehensive income (loss)	85	(162)
Retained earnings	234,095	214,195

Total stockholders’ equity	399,441	375,752

Total liabilities and stockholders’ equity	$434,244	$405,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010

Revenue	$67,241	$54,193
Cost of revenue	18,161	14,421

Gross profit	49,080	39,772

Operating expenses:
Research and development	9,426	6,952
Sales and marketing	5,438	4,621
General and administrative	3,008	3,102

Total operating expenses	17,872	14,675

Income from operations	31,208	25,097
Interest income	40	29
Other income (expense), net	19	(54)

Income before income taxes	31,267	25,072
Provision for income taxes	11,089	8,953

Net income	$20,178	$16,119

Earnings per share:
Basic	$0.67	$0.55
Diluted	$0.66	$0.54

Weighted average shares outstanding:
Basic	30,113	29,297
Diluted	30,552	29,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$20,178	$16,119
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
Depreciation	1,694	1,395
Amortization	1,081	356
Deferred taxes	(1,098)	(928)
Provision for excess or obsolete inventory	99	576
Stock-based compensation	2,761	2,246
Changes in operating assets and liabilities:
Accounts receivable	(3,537)	(7,573)
Inventories	(1,006)	(1,692)
Other assets	(24)	(303)
Deferred revenue and customer advances	(3,080)	523
Accounts payable	2,231	3,524
Accrued expenses	442	1,870
Income taxes	10,163	6,082

Net cash provided by operating activities	29,904	22,195

Cash flows from investing activities:
Purchases of property and equipment	(3,676)	(4,675)
Acquisition, net of cash acquired	(10,421)	—

Net cash used in investing activities	(14,097)	(4,675)

Cash flows from financing activities:
Proceeds from exercise of stock options	333	2,434
Repayment of note payable assumed in acquisition	(232)	—
Purchase of Company common stock	(278)	(3,580)
Excess income tax benefit related to stock-based compensation plans	449	1,502

Net cash provided by financing activities	272	356

Effect of exchange rate changes on cash and cash equivalents	195	(153)

Net increase in cash and cash equivalents	16,274	17,723
Cash and cash equivalents, beginning of period	295,490	220,477

Cash and cash equivalents, end of period	$311,764	$238,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2011, results of operations for the three-month periods ended March 31, 2011 and March 31, 2010 and cash flows for the three-month periods ended March 31, 2011 and March 31, 2010 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, subsystems and instrumentation.

2. Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, “Milestone Method of Revenue Recognition,” which amends Accounting Standards Codification (ASC) 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements.  The Company adopted ASU 2010-17 effective January 1, 2011.  Such adoption did not have a material effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the EITF).” ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. The Company adopted ASU 2010-29 effective January 1, 2011, and has applied it to business combinations for which the acquisition date is subsequent to that date. Such adoption did not have a material effect on the Company’s financial position or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net income	$20,178	$16,119
Foreign currency translation adjustments	247	(249)

Comprehensive income	$20,425	$15,870

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

	March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$279,332	$—	$—	$279,332

5. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2011	December 31, 2010

Raw materials	$9,195	$8,067
Work in process	6,572	7,798
Finished goods	8,399	7,354

	$24,166	$23,219

6.  Acquisition

On January 14, 2011, the Company acquired all of the outstanding stock of Arctic Silicon Devices (ASD), a privately held company, for $10,421,000 in cash and the assumption of a $232,000 note payable that was repaid during the three months ended March 31, 2011.  ASD is a developer of advanced mixed-signal, integrated circuit technology, located in Trondheim, Norway.  The acquisition provides the Company with new IC design and integration capability and a state-of-the-art product line of analog-to-digital converters.

The assets and liabilities of ASD were recorded at their fair values as of the acquisition date, as follows (in thousands):

Current assets	$174
Other tangible assets	369
Software	900
Completed technology	5,300
Goodwill	4,236
Current liabilities	(326)
Note payable	(232)
Total purchase price, net of cash and cash equivalents acquired	$10,421

The purchase price allocation is preliminary and subject to revision for amounts that are not expected to be material.  The completed technology will be amortized to cost of revenue over its estimated useful life of 5 years.  The software will be amortized to research and development expense over its estimated useful life of 3 years.  Goodwill arising from the acquisition will not be deductible for tax purposes.

ASD’s operating results have been included in the Company’s results of operations from the acquisition date, and were not material.  Pro forma results are not provided as ASD’s results of operations were not material.  Acquisition costs were not material.

7. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of March 31, 2011 and December 31, 2010.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Basic earnings per share:
Net income	$20,178	$16,119

Weighted average common shares outstanding	30,113	29,297

Basic earnings per share	$0.67	$0.55

Diluted earnings per share:
Net income	$20,178	$16,119

Weighted average common shares outstanding	30,113	29,297
Effect of dilutive stock options and restricted stock	439	577

Adjusted weighted average shares — diluted	30,552	29,874

Diluted earnings per share	$0.66	$0.54

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and tax benefits on stock-based compensation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Cost of revenue.    Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our third-party foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, including occupancy and equipment costs, inbound shipping costs, charges for inventory obsolescence and warranty obligations and amortization of certain intangible assets.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2011 and 2010

Revenue. In the three months ended March 31, 2011, our revenue increased $13.0 million, or 24.1%, to $67.2 million, compared with $54.2 million in the corresponding period of 2010. Revenue from sales to customers outside the United States accounted for 55.4% of our total revenue in the three months ended March 31, 2011, compared with 55.7% in the corresponding period of 2010. Our revenue increase was primarily attributable to increased sales to the military and test and measurement markets in comparison to the corresponding period of 2010. The growth was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years.  The increase in sales to the military market was primarily due to shipments under the production order for microwave subsystems that we announced in February 2009.

Gross margin.  In the three months ended March 31, 2011, our gross margin was 73.0%, compared with 73.4% in the corresponding period of 2010. The decrease in gross margin was primarily attributable to unfavorable pricing and an unfavorable change in product mix.

Research and development expense. In the three months ended March 31, 2011, our research and development expense increased $2.5 million, or 35.6%, to $9.4 million, and represented 14.0% of our revenue, compared with $7.0 million, or 12.8% of our revenue, in the corresponding period of 2010. The increase in our research and development expense was attributable to a $1.3 million increase in personnel costs, a $0.4 million increase in intangible asset amortization, a $0.3 million increase in equipment costs, a $0.2 million increase in occupancy costs and a $0.3 million net increase in other costs.  The increase in personnel costs was primarily due to the growth of our engineering organization, partially due to the acquisition of Arctic Silicon Devices in January 2011, as well as an increase in equity compensation expense.  We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products.

Sales and marketing expense. In the three months ended March 31, 2011, our sales and marketing expense increased $0.8 million, or 17.7%, to $5.4 million, and represented 8.1% of our revenue, compared with $4.6 million, or 8.5% of our revenue, in the corresponding period of 2010. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in personnel costs, a $0.1 million increase in third party commissions, due to our increase in revenue, a $0.1 million increase in travel costs and a $0.1 million increase in intangible asset amortization.  The increase in personnel and other costs in 2011 related primarily to the growth of our worldwide direct sales and marketing organization. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended March 31, 2011, our general and administrative expense decreased $0.1 million, or 3.0%, to $3.0 million, and represented 4.5% of our revenue, compared with $3.1 million, or 5.7% of our revenue, in the corresponding period of 2010. The decrease in our general and administrative expense was primarily attributable to a $0.4 million decrease in professional fees, primarily due to a reduction in costs for intellectual property litigation, partially offset by a $0.3 million increase in personnel costs, due to the growth of our organization.

Interest income. In the three months ended March 31, 2011, our interest income was $40,000 compared with $29,000 in the corresponding period of 2010.  Interest income in both periods reflects the low effective yields that are available due to the market conditions that continue to prevail.

Provision for income taxes.  Our provision for income taxes increased $2.1 million to $11.1 million in the three months ended March 31, 2011, from $9.0 million in the corresponding period of 2010, representing an effective tax rate of 35.5% and 35.7% in 2011 and 2010, respectively.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to tax benefits from manufacturing activities, partially offset by the impact of certain non-deductible stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2011, we held $311.8 million of cash and cash equivalents. Cash provided by our operations was $29.9 million in 2011, of which the principal components were our net income of $20.2 million and non-cash charges of $5.6 million, as well as a net decrease in operating assets and liabilities of $5.2 million, partially offset by a net increase in deferred taxes of $1.1 million. The net decrease in operating assets and liabilities includes a $10.2 million net increase in taxes payable, due to the timing of tax payments, and a $2.7 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements.  These decreases were partially offset by an increase in accounts receivable of $3.5 million, related to our increase in revenue and the timing of customer shipments, a $3.1 million decrease in deferred revenue and customer advances, due to the timing of customer invoices, and an increase in inventory of $1.0 million, related to the growth of our business.

We invested $3.7 million in the purchase of property and capital equipment in the three months ended March 31, 2011, primarily related to building renovations, production tooling and production test equipment.  In addition, we received $0.3 million from the exercise of stock options and $0.4 million from the tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is designed to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. In the three months ended March 31, 2011, we repurchased 4,466 shares for $0.3 million. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

On January 14, 2011, we acquired all of the outstanding stock of Arctic Silicon Devices, a privately held company, for $10.4 million in cash and the assumption of a $232,000 note payable that was repaid during the three months ended March 31, 2011.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, “Milestone Method of Revenue Recognition,” which amends Accounting Standards Codification (ASC) 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements.  We adopted ASU 2010-17 effective January 1, 2011.  Such adoption did not have a material effect on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the EITF).” ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. We adopted ASU 2010-29 effective January 1, 2011 and have applied it to business combinations for which the acquisition date is subsequent to that date. Such adoption did not have a material effect on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, reflect the addition of one new risk factor, which is captioned, “The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.”  In addition, the risk factor formerly captioned “We depend on third-party suppliers, including our foundries and packaging subcontractors, for components, materials and services that are critical to the manufacture of our products, which makes us susceptible to shortages, price fluctuations and quality risks that could adversely affect our operating results” has been replaced by a revised and expanded risk factor, captioned “As a fabless company, we depend on third-party foundries to manufacture semiconductor wafers that are critical to our products, which makes us susceptible to supply shortages or loss of supply, price fluctuations and quality risks that could adversely affect our operating results.”

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition.

Although we have experienced eight sequential quarters of revenue growth, we are unable to predict whether the global economy will continue to recover, and there is no certainty that our business will continue to grow. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

As a fabless company, we depend on third-party foundries to manufacture semiconductor wafers that are critical to our products, which makes us susceptible to supply shortages or loss of supply, price fluctuations and quality risks that could adversely affect our operating results.

We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon, TSMC in Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally do not have long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for periods of one or two years.

Our reliance on third-party foundries involves a number of risks. These include uncertainties as to availability of manufacturing capacity, reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property as a result of activities by our foundries.

In addition to wafers, we also purchase a number of other key components and services from sole source suppliers or a limited number of suppliers, which exposes us to similar risks. For example, we rely on a small number of subcontractors, primarily in Asia and the United States, to package some of our products, particularly those that utilize standard plastic encapsulated packages.

The ability of our suppliers to meet our requirements could be impaired or interrupted by constraints on their manufacturing capacity or by a variety of other factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. One supplier of wafers that are used in a significant number of our products has, in the recent past, experienced financial difficulties. Financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products to us.

The number of foundries that can provide the advanced gallium arsenide, or GaAs, processes that currently account for most of our wafer purchases is limited.   Growth in global demand for RF components, particularly for use in smart phones and other mobile devices, has led to higher utilization at many GaAs foundries, and at least one of our foundries has recently experienced capacity constraints that have affected its operations.

Several of our foundries, including TriQuint Semiconductor, UMS and (to a lesser extent) Northrop Grumman, also compete with us in the business of developing and selling semiconductor ICs, which could affect their willingness to continue to supply us or others with foundry services or otherwise result in their having objectives that conflict with ours.

As a result of these or other factors, one or more of our foundries or other suppliers could in the future be unable to, or elect not to, make available to us adequate manufacturing capacity to meet our requirements, extend their lead times or seek to increase the prices of materials we purchase from them as their contracts with us expire. If any of these events were to occur, our operations could be adversely affected.

We have recently been advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it currently does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we plan to reduce our use of this foundry for new products, and, over time, to reduce or eliminate our wafer purchases from this foundry. We expect to work with the foundry to manage this transition so that we can maintain adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. In the near term, we do not expect the transition to have a material adverse effect on our results of operations. In the longer term, we may need to increase our raw materials inventory levels in order to support the products which have the longest life cycles, which would consume cash and could expose us to increased risk of inventory write-offs. During this transition, we could also experience adverse reactions from customers or the productivity of our new product development efforts could suffer as we seek to translate certain existing products to other foundries. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

Our gross margin fluctuates from period to period, which affects our results of operations.

Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2008 has ranged from a low of 70.1% to a high of 74.8%, including sequential, quarterly variations as high as 2.8 percentage points. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, that are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

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

The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.

A number of companies that supply us with materials and components or that supply our customers with components maintain facilities in Japan. Even if these suppliers’ facilities are not located near the epicenter of the March 2011 Sendai earthquake, they may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials and limited ability to ship inventory. If these conditions persist, we may experience shortages of key materials required for the assembly of our own products, which could limit our ability to manufacture and ship these products. We may also experience delay or cancellation of orders from our customers if they are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our components, or if their operations are otherwise disrupted by the natural disaster in Japan. In either event, our net sales and results of operations could be adversely affected.

Operations at our Chelmsford, Massachusetts facilities that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control.

Our executive management, sales, marketing and administrative functions, as well as most of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for all of our products, are carried out at our separate manufacturing facility, also located in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Although we seek to mitigate these risks by maintaining business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

We may not be able to effectively manage the challenges associated with our growth, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

Since 2009, we have experienced a period of resumed growth, with eight sequential quarters of revenue increases, as well as an expansion of our headcount and operations, which have placed additional demands on our management and other resources. To accommodate continued growth, we must expand our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We have purchased an additional facility in Chelmsford, Massachusetts, to which we relocated a portion of our managerial, engineering, sales and administrative functions in January 2011. In addition, we are upgrading our ERP system to a newer version with greater functionality. These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system that is currently underway can be completed in a timely manner or at the expected cost, that the new system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. In general, if we fail to adequately manage our growth, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 36.5% in 2010, 31.9% in 2009 and 34.6% in 2008, and was 45.7% of our revenue during the three months ended March 31, 2011. In 2010, one customer accounted for 11% of our total sales. No single customer accounted for more than 10% of our total revenue in 2009 or 2008. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the location to which the product shipped, was 55.1%, 57.3% and 59.3% in 2010, 2009 and 2008, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, and Norway. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Our signal generator instrument products are more complex than our core IC products, and as a result, present quality, regulatory and product liability risks that differ from those we have faced in our core IC business.

Our signal generators are complex microwave test instruments and could be subject to multiple internal component failures and manufacturing and software defects which could result in product failure. Defects in the hardware or software incorporated in these products could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. Our test and measurement instrument products operate using line voltages of 100 volts or more and certain products require AC-to-DC power transformers which we purchase from a third party and supply to our customers. The failure of these products or their power transformers could cause safety problems for the operator, including the risk of electrical shock, injury or death in the event of a short circuit or other malfunction, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We may be required to comply with various domestic and international legal directives governing the manufacture of our test and measurement instrument products. Failure of our test and measurement system products to meet domestic and international safety and other regulatory requirements for electromagnetic radiation, power consumption or workmanship standards could result in a loss of revenue, loss of market share or failure to achieve market acceptance. We generally seek certification of these products by various third parties such as Underwriters Laboratories (UL) in the United States or Conformité Européenne (CE) in Europe.

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

We have previously made, and may in the future pursue, acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions and investments present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired business, product or technology. For example, if we identify an acquisition or investment candidate, we may not be able to successfully negotiate or finance the transaction on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or be unable to commercialize the acquired technology in time to capitalize on available market opportunities, or may find that the acquisition is not complementary to our existing business. Potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions and investments, we may issue equity securities, incur debt or assume contingent liabilities. Additionally, acquisitions could result in increased amortization expenses and, to the extent such acquisitions are not successful, write-downs of acquired assets, which could adversely affect our profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish annually a report by our management, and an opinion of our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. Our management report is required to contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended March 31, 2011, we repurchased 4,466 shares of our common stock at a cost of $278,000, as set forth in the table below.

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that may
	Total number of	(b)	shares purchased	yet be purchased under
	shares purchased	Average price	as part of publicly	the plans or programs
Period	(1)	paid per share	announced plan	(in thousands) (2)
January 2011	—	—	—
February 2011	4,466	$62.25	4,466
March 2011	—	—	—
Total	4,466		4,466	$44,775

(1)   Includes shares repurchased in connection with our stock-based compensation plans.

(2)   Value based on an aggregate of 702,127 shares at an assumed purchase price of $63.77 per share, which was the last sale price of our common stock on March 31, 2011, as reported by the Nasdaq Global Market.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           (Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2008)

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

*10.25	Non-employee director compensation plan, as amended (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and March 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010; and (iv) Notes to Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer