Form 10-Q
period 2011-06-30
HITTITE MICROWAVE CORP
filed 2011-08-05
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 20, 2011, Hittite Microwave Corporation had 31,354,381 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

June 30, 2011

PART I.                FINANCIAL INFORMATION

Item 1.                       Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$325,622	$295,490
Accounts receivable, net of allowance for doubtful accounts of $334	37,268	34,534
Inventories	23,732	23,219
Income taxes receivable	959	3,914
Prepaid expenses and other current assets	1,560	1,333
Deferred taxes	9,528	8,178

Total current assets	398,669	366,668

Property and equipment, net	31,111	29,470
Deferred taxes	924	—
Other assets	17,594	9,371

Total assets	$448,298	$405,509

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,835	$3,228
Accrued commissions	1,012	1,639
Accrued payroll and benefits	3,845	2,589
Accrued other expenses	4,344	4,945
Customer advances	839	454
Deferred revenue	3,704	9,768

Total current liabilities	18,579	22,623

Long-term income taxes payable	6,670	6,845
Deferred taxes	—	289

Total liabilities	25,249	29,757

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,354 and 31,253 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	314	312
Additional paid-in capital	168,030	161,407
Accumulated other comprehensive loss	(12)	(162)
Retained earnings	254,717	214,195

Total stockholders’ equity	423,049	375,752

Total liabilities and stockholders’ equity	$448,298	$405,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Revenue	$68,510	$60,314	$135,751	$114,507
Cost of revenue	18,701	15,206	36,862	29,627

Gross profit	49,809	45,108	98,889	84,880

Operating expenses:
Research and development	9,365	7,835	18,791	14,787
Sales and marketing	5,480	4,910	10,918	9,531
General and administrative	2,924	2,673	5,932	5,775

Total operating expenses	17,769	15,418	35,641	30,093

Income from operations	32,040	29,690	63,248	54,787
Interest income	43	25	83	54
Other income (expense), net	188	(47)	207	(101)

Income before income taxes	32,271	29,668	63,538	54,740
Provision for income taxes	11,426	10,509	22,515	19,462

Net income	$20,845	$19,159	$41,023	$35,278

Earnings per share:
Basic	$0.69	$0.65	$1.36	$1.20
Diluted	$0.68	$0.64	$1.34	$1.18

Weighted average shares outstanding:
Basic	30,165	29,416	30,139	29,357
Diluted	30,596	30,038	30,574	29,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$41,023	$35,278
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition:
Depreciation	3,469	3,073
Amortization	2,218	712
Deferred taxes	(2,181)	(1,637)
Provision for excess or obsolete inventory	1,198	936
Stock-based compensation	5,333	4,691
Changes in operating assets and liabilities:
Accounts receivable	(2,842)	(7,727)
Inventories	(1,671)	(4,085)
Other assets	(95)	396
Deferred revenue and customer advances	(5,680)	(547)
Accounts payable	1,591	1,875
Accrued expenses	650	2,568
Income taxes	2,771	(2,334)

Net cash provided by operating activities	45,784	33,199

Cash flows from investing activities:
Purchases of property and equipment	(6,057)	(6,459)
Purchase of intangible assets	—	(6,500)
Acquisition, net of cash acquired	(10,421)	—

Net cash used in investing activities	(16,478)	(12,959)

Cash flows from financing activities:
Proceeds from exercise of stock options	458	3,192
Repayment of note payable assumed in acquisition	(232)	—
Purchase of Company common stock	—	(3,580)
Payment of withholding taxes in connection with vesting of restricted stock	(502)	(10)
Excess income tax benefit related to stock-based compensation plans	834	1,954

Net cash provided by financing activities	558	1,556

Effect of exchange rate changes on cash and cash equivalents	268	(431)

Net increase in cash and cash equivalents	30,132	21,365
Cash and cash equivalents, beginning of period	295,490	220,477

Cash and cash equivalents, end of period	$325,622	$241,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2011, results of operations for the three- and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 will be effective for the Company on January 1, 2012.  The Company does not believe that the adoption of ASU 2011-04 will have a material effect on its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company on January 1, 2012.  The Company does not believe that the adoption of ASU 2011-05 will have a material effect on its financial condition or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net income	$20,845	$19,159	$41,023	$35,278
Foreign currency translation adjustments	(97)	(380)	150	(629)

Comprehensive income	$20,748	$18,779	$41,173	$34,649

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

	June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$304,355	$—	$—	$304,355

5. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2011	December 31, 2010

Raw materials	$9,754	$8,067
Work in process	4,195	7,798
Finished goods	9,783	7,354

	$23,732	$23,219

6.  Acquisition

On January 14, 2011, the Company acquired all of the outstanding stock of Arctic Silicon Devices (ASD), a privately held company, for $10,421,000 in cash and the assumption of a $232,000 note payable that was repaid during the three months ended March 31, 2011.  ASD is a developer of advanced mixed-signal, integrated circuit technology, located in Trondheim, Norway.  The acquisition provides the Company with new IC design and integration capability and a new product line of analog-to-digital converters.

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

7. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of June 30, 2011 and December 31, 2010.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Basic earnings per share:
Net income	$20,845	$19,159	$41,023	$35,278

Weighted average common shares outstanding	30,165	29,416	30,139	29,357

Basic earnings per share	$0.69	$0.65	$1.36	$1.20

Diluted earnings per share:
Net income	$20,845	$19,159	$41,023	$35,278

Weighted average common shares outstanding	30,165	29,416	30,139	29,357
Effect of dilutive stock options and restricted stock	431	622	435	599

Adjusted weighted average shares — diluted	30,596	30,038	30,574	29,956

Diluted earnings per share	$0.68	$0.64	$1.34	$1.18

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and excess tax benefits on stock-based compensation.

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

Trends and Uncertainties

We have been advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it currently does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we plan to reduce our use of this foundry for new products, and, over time, to reduce or eliminate our wafer purchases from this foundry. We will seek to work with the foundry to manage this transition so that we can maintain adequate supplies of the affected products over their natural life cycles, which are typically five to ten years.

The impact of this transition on our business is uncertain. In the near term, we do not expect the transition to have a material adverse effect on our results of operations. In the longer term, we may need to increase our raw materials inventory levels in order to support the products which have the longest life cycles, which would consume cash and could expose us to increased risk of inventory write-offs. During this transition, we could also experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts could suffer as we seek to translate certain existing products to other foundries, which could affect our profitability. Products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2011 and 2010

Revenue. In the three months ended June 30, 2011, our revenue increased $8.2 million, or 13.6%, to $68.5 million, compared with $60.3 million in the corresponding period of 2010. Revenue from sales to customers outside the United States accounted for 54.3% of our total revenue in the three months ended June 30, 2011, compared with 54.4% in the corresponding period of 2010. Our revenue increase was primarily attributable to increased sales to the military and test and measurement markets in comparison to the corresponding period of 2010. The growth in sales to the test and measurement market was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years.  The increase in sales to the military market was primarily due to shipments under a production order for microwave subsystems that we announced in February 2009.

Gross margin.  In the three months ended June 30, 2011, our gross margin was 72.7%, compared with 74.8% in the corresponding period of 2010. The decrease in gross margin was primarily attributable to unfavorable changes in pricing and to a lesser extent, manufacturing costs, partially offset by a favorable change in product mix.

Research and development expense. In the three months ended June 30, 2011, our research and development expense increased $1.5 million, or 19.5%, to $9.4 million, and represented 13.7% of our revenue, compared with $7.8 million, or 13.0% of our revenue, in the corresponding period of 2010. The increase in our research and development expense was primarily attributable to a $0.7 million increase in personnel costs, a $0.3 million increase in intangible asset amortization, a $0.3 million increase in equipment costs, and a $0.2 million increase in travel and other costs.  The increase in personnel costs was primarily due to the growth of our engineering organization, partially due to the acquisition of Arctic Silicon Devices in January 2011.  We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products and, to a lesser extent, to support the translation of certain existing products to other GaAs foundries.

Sales and marketing expense. In the three months ended June 30, 2011, our sales and marketing expense increased $0.6 million, or 11.6%, to $5.5 million, and represented 8.0% of our revenue, compared with $4.9 million, or 8.1% of our revenue, in the corresponding period of 2010. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in personnel costs and a $0.1 million increase in other costs.  The increase in personnel costs related primarily to the growth of our worldwide direct sales and marketing organization as well as an increase in equity compensation expense. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended June 30, 2011, our general and administrative expense increased $0.3 million, or 9.4%, to $2.9 million, and represented 4.3% of our revenue, compared with $2.7 million, or 4.4% of our revenue, in the corresponding period of 2010. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in personnel costs and a $0.3 million increase in other costs, partially offset by a decrease in professional fees of $0.2 million.

Interest income. In the three months ended June 30, 2011, our interest income was $43,000 compared with $25,000 in the corresponding period of 2010.  Interest income in both periods reflects the low effective yields that are available due to the market conditions that continue to prevail.

Provision for income taxes.  Our provision for income taxes increased $0.9 million to $11.4 million in the three months ended June 30, 2011, from $10.5 million in the corresponding period of 2010, representing an effective tax rate of 35.4% in both 2011 and 2010.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004, offset by the impact of non-deductible stock-based compensation.

Comparison of the Six Month Periods Ended June 30, 2011 and 2010

Revenue. In the six months ended June 30, 2011, our revenue increased $21.2 million, or 18.6%, to $135.8 million, compared with $114.5 million in the corresponding period of 2010. Revenue from sales to customers outside the United States accounted for 54.8% of our total revenue in the six months ended June 30, 2011, compared with 55.0% in the corresponding period of 2010. Our revenue increase was primarily attributable to increased sales to the military and test and measurement markets in comparison to the corresponding period of 2010.  The growth in sales to the test and measurement market was primarily due to the increased breadth of our product offerings and the increased market acceptance of the products we introduced in prior years.  The increase in sales to the military market was primarily due to shipments under a production order for microwave subsystems that we announced in February 2009.  These increases were partially offset by a decrease in sales to the microwave and millimeter wave communications market.

Gross margin.  In the six months ended June 30, 2011, our gross margin was 72.8%, compared with 74.1% in the corresponding period of 2010.  The decrease in gross margin was primarily attributable to unfavorable changes in pricing and, to a lesser extent, manufacturing costs, partially offset by a favorable change in product mix.

Research and development expense. In the six months ended June 30, 2011, our research and development expense increased $4.0 million, or 27.1%, to $18.8 million, and represented 13.8% of our revenue, compared with $14.8 million, or 12.9% of our revenue, in the corresponding period of 2010. The increase in our research and development expense was attributable to a $2.1 million increase in personnel costs, a $0.7 million increase in depreciation and amortization, a $0.6 million increase in equipment costs, a $0.3 million increase in occupancy costs and a $0.3 million increase in travel and other costs. The increase in personnel costs was primarily due to the growth of our engineering organization, partially due to the acquisition of Arctic Silicon Devices in January 2011, as well as an increase in equity compensation expense.

Sales and marketing expense. In the six months ended June 30, 2011, our sales and marketing expense increased $1.4 million, or 14.6%, to $10.9 million, and represented 8.0% of our revenue, compared with $9.5 million, or 8.3% of our revenue, in the corresponding period of 2010. The increase in our sales and marketing expense was primarily attributable to a $1.0 million increase in personnel costs, a $0.3 million increase in travel costs and a $0.3 million increase in depreciation, partially offset by a $0.2 million decrease in commissions.  The increase in personnel costs related primarily to the growth of our worldwide direct sales and marketing organization as well as an increase in equity compensation expense.

General and administrative expense. In the six months ended June 30, 2011, our general and administrative expense increased $0.2 million, or 2.7%, to $5.9 million, and represented 4.4% of our revenue, compared with $5.8 million, or 5.0% of our revenue, in the corresponding period of 2010. The increase in our general and administrative expense was primarily attributable to a $0.4 million increase in personnel costs partially offset by a $0.2 million decrease in professional fees and other related costs.

Interest income.  In the six months ended June 30, 2011, our interest income was $83,000 compared with $54,000 in the corresponding period of 2010.  Interest income in both periods reflects the low effective yields that are available due to the market conditions that continue to prevail.

Provision for income taxes.  Our provision for income taxes increased $3.0 million to $22.5 million in the six months ended June 30, 2011, from $19.5 million in the corresponding period of 2010, representing an effective tax rate of 35.4% and 35.6% in 2011 and 2010, respectively.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004, offset by the impact of non-deductible stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2011, we held $325.6 million of cash and cash equivalents. Cash provided by our operations was $45.8 million in 2011, of which the principal components were our net income of $41.0 million and non-cash charges of $12.2 million, partially offset by a net increase in operating assets and liabilities of $5.3 million and a net increase in deferred taxes of $2.2 million. The net increase in operating assets and liabilities includes an increase in accounts receivable of $2.8 million, related to our increase in revenue and the timing of customer shipments, a $5.7 million decrease in deferred revenue and customer advances, due to the timing of customer invoices, and an increase in inventory of $1.7 million, related to the growth of our business.  These increases were partially offset by a $2.8 million net decrease in taxes receivable, due to the timing of tax payments and receipts, and a $2.2 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements.

We invested $6.1 million in the purchase of property and capital equipment in the six months ended June 30, 2011, primarily related to building renovations, production tooling and production test equipment.  In addition, we received $0.5 million from the exercise of stock options and $0.8 million from the excess tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is designed to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares during the six months ended June 30, 2011. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

During the six months ended June 30, 2011, shares issued upon vesting of restricted stock were net of 8,078 shares retained by us to cover employee tax withholdings of $0.5 million.

On January 14, 2011, we acquired all of the outstanding stock of Arctic Silicon Devices, a privately held company, for $10.4 million in cash and the assumption of a $232,000 note payable that was repaid during the six months ended June 30, 2011.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 will be effective for us on January 1, 2012.  We do not believe that the adoption of ASU 2011-04 will have a material effect on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for us on January 1, 2012.  We do not believe that the adoption of ASU 2011-05 will have a material effect on our financial condition or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, reflect the presentation of a separate risk factor, captioned, “We are in the process of transitioning away from one of our principal foundry suppliers, which creates uncertainties that could affect our business, revenues, profitability and financial condition,” of information substantially similar to that formerly presented in the last paragraph  of the risk factor titled “As a fabless company, we depend on third-party foundries to manufacture semiconductor wafers that are critical to our products, which makes us susceptible to supply shortages or loss of supply, price fluctuations and quality risks that could adversely affect our operating results.”

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition.

Although we have experienced nine sequential quarters of revenue growth, we are unable to predict whether the global economy will continue to recover, and there is no certainty that our business will continue to grow. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe and the federal debt crisis in the United States, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, Jazz Semiconductor in California, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon and Texas, TSMC in Taiwan, UMS in France and WIN  Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally do not have long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for periods of one or two years. Our reliance on third-party foundries involves a number of risks. These include uncertainties as to availability of manufacturing capacity, reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property as a result of activities by our foundries. In addition to wafers, we also purchase a number of other key components and services from sole source suppliers or a limited number of suppliers, which exposes us to similar risks. For example, we rely on a small number of subcontractors, primarily in Asia and the United States, to package some of our products, particularly those that utilize standard plastic encapsulated packages.

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

We are in the process of transitioning away from one of our principal foundry suppliers, which creates uncertainties that could affect our business, revenues, profitability and financial condition.

We have been advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it currently does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we plan to reduce our use of this foundry for new products, and, over time, to reduce or eliminate our wafer purchases from this foundry. We will seek to work with the foundry to manage this transition so that we can maintain adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. In the near term, we do not expect the transition to have a material adverse effect on our results of operations. In the longer term, we may need to increase our raw materials inventory levels in order to support the products which have the longest life cycles, which would consume cash and could expose us to increased risk of inventory write-offs. During this transition, we could also experience adverse reactions from customers and the productivity of our new product development efforts could suffer as we seek to translate certain existing products to other foundries. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

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

Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2008 has ranged from a low of 70.1% to a high of 74.8%, including sequential, quarterly variations as high as 2.8 percentage points. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption rates and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, that are beyond our control. Our margins may also be adversely affected by the change in foundry suppliers discussed above. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

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

A number of companies that supply us with materials and components or that supply our customers with components maintain facilities in Japan. These suppliers may be affected by the consequences of the natural disaster that has affected Japan. As a result, we may experience shortages of key materials required for the assembly of our own products, which could limit our ability to manufacture and ship these products. We may also experience delay or cancellation of orders from our customers if they are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our components, or if their operations are otherwise disrupted by the natural disaster in Japan. In either event, our net sales and results of operations could be adversely affected.

Operations at our Chelmsford, Massachusetts facilities that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control.

Our executive management, sales, marketing and administrative functions, as well as most of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for all of our products, are carried out at our separate manufacturing facility, also located nearby in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Although we seek to mitigate these risks by maintaining business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

We may not be able to effectively manage the challenges associated with our growth, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

Since 2009, we have experienced a period of resumed growth, with nine sequential quarters of revenue increases, as well as an expansion of our headcount and operations, which have placed additional demands on our management and other resources. To accommodate continued growth, we must expand our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We have purchased an additional facility in Chelmsford, Massachusetts, to which we relocated a portion of our managerial, engineering, sales and administrative functions in January 2011. In addition, we are upgrading our ERP system to a newer version with greater functionality. These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system that is currently underway can be completed in a timely manner or at the expected cost, that the new system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. In general, if we fail to adequately manage our growth, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 36.5% in 2010, 31.9% in 2009 and 34.6% in 2008, and was 45.6% of our revenue during the six months ended June 30, 2011. In 2010, one customer accounted for 11% of our total sales. No single customer accounted for more than 10% of our total revenue in 2009 or 2008. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies in order to adapt to emerging customer requirements and competitive market conditions. Our access to advanced semiconductor process technologies for new product development may be adversely affected by the transition in our foundry supply arrangements disclosed above. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.

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

None.

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and June 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2011	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer