Form 10-Q
period 2011-09-30
HITTITE MICROWAVE CORP
filed 2011-11-04
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, Hittite Microwave Corporation had 31,343,437 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

September 30, 2011

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$351,130	$295,490
Accounts receivable, net of allowance for doubtful accounts of $334	32,718	34,534
Inventories	28,386	23,219
Income taxes receivable	134	3,914
Prepaid expenses and other current assets	1,838	1,333
Deferred taxes	11,078	8,178

Total current assets	425,284	366,668

Property and equipment, net	31,288	29,470
Deferred taxes	473	—
Other assets	16,547	9,371

Total assets	$473,592	$405,509

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,394	$3,228
Accrued commissions	1,251	1,639
Accrued payroll and benefits	4,877	2,589
Accrued other expenses	4,434	4,945
Customer advances	541	454
Deferred revenue	2,350	9,768

Total current liabilities	19,847	22,623

Long-term income taxes payable	6,571	6,845
Deferred taxes	—	289

Total liabilities	26,418	29,757

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,343 and 31,253 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	313	312
Additional paid-in capital	170,776	161,407
Accumulated other comprehensive loss	(769)	(162)
Retained earnings	276,854	214,195

Total stockholders’ equity	447,174	375,752

Total liabilities and stockholders’ equity	$473,592	$405,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Revenue	$68,135	$64,166	$203,886	$178,673
Cost of revenue	17,395	16,287	54,257	45,914

Gross profit	50,740	47,879	149,629	132,759

Operating expenses:
Research and development	9,109	8,308	27,900	23,095
Sales and marketing	5,428	4,524	16,346	14,055
General and administrative	2,924	2,839	8,856	8,614

Total operating expenses	17,461	15,671	53,102	45,764

Income from operations	33,279	32,208	96,527	86,995
Interest income	37	36	120	90
Other income (expense), net	199	(66)	406	(167)

Income before income taxes	33,515	32,178	97,053	86,918
Provision for income taxes	11,091	11,343	33,606	30,805

Net income	$22,424	$20,835	$63,447	$56,113

Earnings per share:
Basic	$0.74	$0.70	$2.10	$1.90
Diluted	$0.73	$0.69	$2.07	$1.87

Weighted average shares outstanding:
Basic	30,199	29,659	30,159	29,458
Diluted	30,592	30,189	30,580	30,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$63,447	$56,113
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition:
Depreciation	5,284	4,733
Amortization	3,255	1,510
Deferred taxes	(3,315)	(1,828)
Provision for excess or obsolete inventory	1,643	1,426
Stock-based compensation	7,907	6,874
Changes in operating assets and liabilities:
Accounts receivable	1,528	(9,604)
Inventories	(6,770)	(4,931)
Other assets	(435)	(595)
Deferred revenue and customer advances	(7,330)	1,920
Accounts payable	3,151	2,473
Accrued expenses	2,059	4,167
Income taxes	3,507	(3,401)

Net cash provided by operating activities	73,931	58,857

Cash flows from investing activities:
Purchases of property and equipment	(8,187)	(8,516)
Purchase of intangible assets	—	(6,580)
Acquisition, net of cash acquired	(10,421)	—

Net cash used in investing activities	(18,608)	(15,096)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	(232)	—
Proceeds from exercise of stock options	629	8,589
Purchase of Company common stock	—	(3,580)
Payment of withholding taxes in connection with vesting of restricted stock	(788)	(388)
Excess income tax benefit related to stock-based compensation plans	834	4,237

Net cash provided by financing activities	443	8,858

Effect of exchange rate changes on cash and cash equivalents	(126)	(94)

Net increase in cash and cash equivalents	55,640	52,525
Cash and cash equivalents, beginning of period	295,490	220,477

Cash and cash equivalents, end of period	$351,130	$273,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2011, results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine-month periods ended September 30, 2011 and 2010 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 will be effective for the Company on January 1, 2012.  Early adoption is permitted and the Company expects to adopt the standard in the fourth quarter of 2011.  The Company does not believe that the adoption of ASU 2011-08 will have a material effect on its financial condition or results of operations.

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Net income	$22,424	$20,835	$63,447	$56,113
Foreign currency translation adjustments	(757)	605	(607)	(24)

Comprehensive income	$21,667	$21,440	$62,840	$56,089

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

	September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$309,370	$—	$—	$309,370

5. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2011	December 31, 2010

Raw materials	$12,826	$8,067
Work in process	5,590	7,798
Finished goods	9,970	7,354

	$28,386	$23,219

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

7. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of September 30, 2011 and December 31, 2010.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Basic earnings per share:
Net income	$22,424	$20,835	$63,447	$56,113

Weighted average common shares outstanding	30,199	29,659	30,159	29,458

Basic earnings per share	$0.74	$0.70	$2.10	$1.90

Diluted earnings per share:
Net income	$22,424	$20,835	$63,447	$56,113

Weighted average common shares outstanding	30,199	29,659	30,159	29,458
Effect of dilutive stock options and restricted stock	393	530	421	576

Adjusted weighted average shares — diluted	30,592	30,189	30,580	30,034

Diluted earnings per share	$0.73	$0.69	$2.07	$1.87

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and excess tax benefits on stock-based compensation.

9. Income Taxes

The Company recorded income tax expense of $11.1 million and $33.6 million for the three and nine months ended September 30, 2011, respectively, and $11.3 million and $30.8 million for the three and nine months ended September 30, 2010, respectively. Income tax is related to federal, state, and foreign tax obligations.

The Company had gross unrecognized tax benefits of approximately $7.1 million as of September 30, 2011 and $5.9 million as of December 31, 2010. These balances represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in favorable or unfavorable changes in its estimates. The Company anticipates the final determination of tax audits in the next twelve months could result in a decrease in unrecognized tax benefits of an amount between approximately $2.0 million and $4.0 million.

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

The impact of this transition on our business is uncertain. We have increased, and will continue to increase, our raw materials inventory sourced from this foundry in order to support the products which have the longest life cycles. This will consume cash and could expose us to increased risk of inventory write-offs. During this transition, we could also experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts could suffer as we seek to translate certain existing products to other foundries, which could affect our profitability. Products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2011 and 2010

Revenue. In the three months ended September 30, 2011, our revenue increased $4.0 million, or 6.2%, to $68.1 million, compared with $64.2 million in the corresponding period of 2010. Revenue from sales to customers outside the United States accounted for 55.6% of our total revenue in the three months ended September 30, 2011, compared with 56.2% in the corresponding period of 2010. Our revenue increase was primarily attributable to increased sales to the microwave and millimeterwave communications and test and measurement markets. The growth in sales to the microwave and millimeterwave communications and test and measurement markets was primarily due to the increased breadth of our product offerings and the increased market acceptance of products we introduced in prior years.

We expect that our revenues will decline sequentially by approximately 10% to 15% in the fourth quarter of 2011. This forecasted sequential decline primarily relates to an expected $4 million decrease in the military market and $4 million decrease in the commercial markets. We expect this decrease in revenue to result in a 26% to 32% sequential decrease in net income.

Gross margin.  In the three months ended September 30, 2011, our gross margin was 74.5%, compared with 74.6% in the corresponding period of 2010. The change in gross margin was primarily attributable to unfavorable changes in pricing and manufacturing costs, offset by a favorable change in product mix.

Research and development expense. In the three months ended September 30, 2011, our research and development expense increased $0.8 million, or 9.6%, to $9.1 million, and represented 13.4% of our revenue, compared with $8.3 million, or 12.9% of our revenue, in the corresponding period of 2010. The increase in our research and development expense was primarily attributable to a $1.1 million increase in personnel costs, a $0.2 million increase in equipment costs, and a $0.3 million increase in travel and other costs, partially offset by $0.8M related to funding received from various foreign government research and development incentive programs.  The increase in personnel costs was primarily due to the growth of our engineering organization, including the acquisition of Arctic Silicon Devices in January 2011.  We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to increase as we add personnel and other costs to invest in the development of new products and, to a lesser extent, to support the translation of certain existing products to other GaAs foundries. Included within our expected increase in research and development expense are the costs associated with the opening of our new design centers in Virginia and Egypt.

Sales and marketing expense. In the three months ended September 30, 2011, our sales and marketing expense increased $0.9 million, or 20.0%, to $5.4 million, and represented 8.0% of our revenue, compared with $4.5 million, or 7.1% of our revenue, in the corresponding period of 2010. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in personnel costs, a $0.3 million increase in commissions and a $0.1 million increase in travel and other costs.  The increase in personnel costs related primarily to the growth of our worldwide direct sales and marketing organization. We expect sales and marketing expense will increase as we hire additional personnel, continue to expand our worldwide sales and marketing activities and, to the extent that our revenue increases, pay additional commissions.

General and administrative expense. In the three months ended September 30, 2011, our general and administrative expense increased $0.1 million, or 3.0%, to $2.9 million, and represented 4.3% of our revenue, compared with $2.8 million, or 4.4% of our revenue, in the corresponding period of 2010. The increase in our general and administrative expense was primarily attributable to a $0.1 million increase in personnel costs.

Interest income. In the three months ended September 30, 2011, our interest income was $37,000 compared with $36,000 in the corresponding period of 2010.  Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

Other income (expense), net.  In the three months ended September 30, 2011, our other income, net was $199,000 compared with other expense, net of $66,000 in the corresponding period of 2010.  The change was primarily due to net foreign currency gains reflecting the appreciation of the U.S. dollar relative to most of the currencies of the countries where we operate.

Provision for income taxes.  Our provision for income taxes decreased $0.3 million to $11.1 million in the three months ended September 30, 2011, from $11.3 million in the corresponding period of 2010, representing an effective tax rate of 33.1% and 35.3% in 2011 and 2010, respectively.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Comparison of the Nine Month Periods Ended September 30, 2011 and 2010

Revenue. In the nine months ended September 30, 2011, our revenue increased $25.2 million, or 14.1%, to $203.9 million, compared with $178.7 million in the corresponding period of 2010. Revenue from sales to customers outside the United States accounted for 55.1% of our total revenue in the nine months ended September 30, 2011, compared with 55.4% in the corresponding period of 2010. Our revenue increase was primarily attributable to increased sales to the military and test and measurement markets.  The increase in sales to the military market was primarily due to shipments under a production order for microwave subsystems that we announced in February 2009. The growth in sales to the test and measurement market was primarily due to the increased breadth of our product offerings and the increased market acceptance of products we introduced in prior years.

Gross margin.  In the nine months ended September 30, 2011, our gross margin was 73.4%, compared with 74.3% in the corresponding period of 2010.  The decrease in gross margin was primarily attributable to unfavorable changes in pricing and, to a lesser extent, manufacturing costs, partially offset by a favorable change in product mix.

Research and development expense. In the nine months ended September 30, 2011, our research and development expense increased $4.8 million, or 20.8%, to $27.9 million, and represented 13.7% of our revenue, compared with $23.1 million, or 12.9% of our revenue, in the corresponding period of 2010. The increase in our research and development expense was attributable to a $3.2 million increase in personnel costs, a $0.7 million increase in depreciation and amortization, a $0.9 million increase in equipment costs, a $0.5 million increase in occupancy costs and a $0.5 million increase in travel and other costs. The increase in personnel costs was primarily due to the growth of our engineering organization, including the acquisition of Arctic Silicon Devices in January 2011.  These increases were partially offset by $0.8 million related to funding received from various foreign government research and development incentive programs and a $0.2 million decrease in supplies and materials.

Sales and marketing expense. In the nine months ended September 30, 2011, our sales and marketing expense increased $2.3 million, or 16.3%, to $16.3 million, and represented 8.0% of our revenue, compared with $14.1 million, or 7.9% of our revenue, in the corresponding period of 2010. The increase in our sales and marketing expense was primarily attributable to a $1.4 million increase in personnel costs, a $0.3 million increase in travel costs, a $0.3 million increase in professional fees, a $0.2 million increase in occupancy costs and a $0.1 million increase in depreciation and other costs.  The increase in personnel costs related primarily to the growth of our worldwide direct sales and marketing organization.

General and administrative expense. In the nine months ended September 30, 2011, our general and administrative expense increased $0.2 million, or 2.8%, to $8.9 million, and represented 4.3% of our revenue, compared with $8.6 million, or 4.8% of our revenue, in the corresponding period of 2010. The increase in our general and administrative expense was primarily attributable to a $0.5 million increase in personnel costs, partially offset by a $0.3 million decrease in professional fees and other costs.

Interest income.  In the nine months ended September 30, 2011, our interest income was $120,000 compared with $90,000 in the corresponding period of 2010.  Interest income in both periods reflects the low effective yields that are available due to the market conditions.

Other income (expense), net. In the nine months ended September 30, 2011, our other income, net was $406,000 compared with other expense, net of $167,000 in the corresponding period of 2010.  The change was primarily due to net foreign currency gains reflecting the appreciation of the U.S. dollar relative to most of the currencies of the countries where we operate.

Provision for income taxes.  Our provision for income taxes increased $2.8 million to $33.6 million in the nine months ended September 30, 2011, from $30.8 million in the corresponding period of 2010, representing an effective tax rate of 34.6% and 35.4% in 2011 and 2010, respectively.  Generally, the effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As of September 30, 2011, we held $351.1 million of cash and cash equivalents. Cash provided by our operations was $73.9 million in the nine months ended September 30, 2011, of which the principal components were our net income of $63.4 million and non-cash charges of $18.1 million, partially offset by a net increase in operating assets and liabilities of $4.3 million and a net increase in deferred taxes of $3.3 million.  The net increase in operating assets and liabilities includes an increase in inventory of $6.8 million, related to the growth of our business, and a $7.3 million decrease in deferred revenue and customer advances, due to product shipments under contracts with advanced billings.  These increases were partially offset by a decrease in accounts receivable of $1.5 million, related to the timing of customer shipments, a $3.5 million net decrease in taxes receivable, due to the timing of tax payments and receipts, and a $5.2 million increase in accounts payable and accrued expenses, due to the growth of our business and the timing of disbursements.

We invested $8.2 million in the purchase of property and capital equipment in the nine months ended September 30, 2011, primarily related to building renovations, production tooling and production test equipment. On January 14, 2011, we acquired all of the outstanding stock of Arctic Silicon Devices, for $10.4 million in cash and the assumption of a $232,000 note payable that was repaid during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, shares issued upon vesting of restricted stock were net of 12,854 shares retained by us to cover employee tax withholdings of $0.8 million paid by us. In addition, we received $0.6 million from the exercise of stock options and $0.8 million from the excess tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is designed to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares during the nine months ended September 30, 2011. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 will be effective for us on January 1, 2012.  Early adoption is permitted and we expect to adopt the standard in the fourth quarter of 2011.  We do not believe that the adoption of ASU 2011-08 will have a material effect on our financial condition or results of operations.

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

Foreign currency risk.    To date, our international customer sales agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of each of our foreign operations is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1a.                    Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, reflect the removal of the separate risk factor, captioned, “The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.”

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition.

We are unable to predict the future of the global economy, and there is no certainty that our business will grow in the long term. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. However, we currently expect our revenue to decline sequentially in the fourth quarter of 2011. Uncertain economic conditions may lead consumers and businesses to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, TowerJazz in California, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon and Texas, TSMC in Washington and Taiwan, UMS in France and WIN  Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally do not have long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for periods of one or two years. Our reliance on third-party foundries involves a number of risks. These include uncertainties as to availability of manufacturing capacity, reduced control over our manufacturing costs, delivery times, reliability and process quality, which can adversely affect the quality of our components produced from these wafers, the possible misappropriation of our technology and the possibility that third parties may claim that our products infringe their intellectual property as a result of activities by our foundries. In addition to wafers, we also purchase a number of other key components and services from sole source suppliers or a limited number of suppliers, which exposes us to similar risks. For example, we rely on a small number of subcontractors, primarily in Asia and the United States, to package some of our products, particularly those that utilize standard plastic encapsulated packages.

The ability of our suppliers to meet our requirements could be impaired or interrupted by constraints on their manufacturing capacity or by a variety of other factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. One supplier of wafers that are used in a significant number of our products has, in the recent past, experienced financial difficulties. Financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products to us. Further, current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of resources used in production or increase our costs.

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

We have been advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it currently does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we plan to reduce our use of this foundry for new products, and, over time, to reduce or eliminate our wafer purchases from this foundry. We will seek to work with the foundry to manage this transition so that we can maintain adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. We have increased, and will continue to increase our raw materials inventory sourced from this foundry in order to support the products which have the longest life cycles, which will consume cash and could expose us to increased risk of inventory write-offs. During this transition, we could also experience adverse reactions from customers and the productivity of our new product development efforts could suffer as we seek to translate certain existing products to other foundries. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

Our financial results are exposed to the cyclicality of the semiconductor industry.

The recent global recession reduced demand in the semiconductor industry as well as numerous other industries. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products and there are some indications that we, and the semiconductor industry generally, are in a period of weak demand. We experienced negative growth during periods of weak demand in the past, and our business may be adversely impacted by any downturns in the future. We currently expect our revenue to decline sequentially by 10% to 15% in the fourth quarter of 2011. Future downturns in the electronic systems industry could further adversely impact our revenue and harm our business, financial condition and results of operations.

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

We may not be able to effectively manage the challenges associated with global business expansion, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

Our recent expansion of our headcount and operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We have purchased an additional facility in Chelmsford, Massachusetts, to which we relocated a portion of our managerial, engineering, sales and administrative functions in January 2011. In addition, we are upgrading our ERP system to a newer version with greater functionality. These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system that is currently underway can be completed in a timely manner or at the expected cost, that the new system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. We are expanding internationally, including our recent acquisition of Arctic Silicon Devices in Norway and the opening of our new design center in Egypt, which requires significant attention and resources to effectively manage geographically dispersed operations. In general, if we fail to adequately manage our global business expansion, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 36.5% in 2010, 31.9% in 2009 and 34.6% in 2008, and was 44.5% of our revenue during the nine months ended September 30, 2011. In 2010, one customer accounted for 11% of our total sales. No single customer accounted for more than 10% of our total revenue in 2009 or 2008. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 55.1%, 57.3% and 59.3% in 2010, 2009 and 2008, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Our export compliance procedures and classification of our products are subject to review from time to time by the relevant government authorities. Our failure to comply with these laws, or failure to properly classify our products for purposes of these laws, could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           (Reserved)

Item 5.           Other Information

(a) Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics

Effective on November 2, 2011, our Board of Directors amended our Code of Business Conduct and Ethics to provide for a telephone hotline operated by an independent third party as a new means of reporting suspected violations of the Code or other concerns.

The Code of Business Conduct and Ethics, as amended, may be found through the Investors page of our website at www.hittite.com.

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and September 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2011	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer