Form 10-K
period 2011-12-31
HITTITE MICROWAVE CORP
filed 2012-02-24
CIK 1130866

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $1,914,498,773.

         As of February 15, 2012 there were 31,448,089 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits (ICs), modules, subsystems and instrumentation for technically demanding radio frequency (RF) microwave and millimeterwave applications. As a result of our 27 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

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

  •
  broad product portfolio, comprising 34 product lines;

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

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules, subsystems and instrumentation that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2011, we had more than 980 standard products which may be categorized for descriptive purposes into 34 functional product lines:

  •
  amplifiers

  •
  attenuators

  •
  automatic gain control

  •
  broadband time delays

  •
  clocks and timing

  •
  comparators

  •
  crosspoint switches

  •
  data converters

  •
  DC power conditioning

  •
  DC power management

  •
  dielectric resonator oscillators

  •
  filters-tunable

  •
  frequency dividers and detectors

  •
  frequency multipliers

  •
  high speed digital logic

  •
  IF signal processing

  •
  interface

  •
  limiting amplifiers

  •
  mixers and converters

  •
  modulators and demodulators

  •
  multiplexer / demultiplexer (mux / demux)

  •
  optical modulator drivers

  •
  passives

  •
  phase locked loops

  •
  phase locked loops with integrated voltage controlled oscillators

  •
  phase shifters

  •
  power detectors

  •
  sensors

  •
  signal generators/instrumentation

  •
  successive detection logarithmic video amplifiers

  •
  switches

  •
  transimpedance amplifiers

  •
  variable gain amplifiers

  •
  voltage controlled oscillators and phase locked oscillators

        We offer our products in a wide variety of packaging formats, as well as in modules, subsystems and instrumentation, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced four new product lines in 2011, six in 2010, and four in 2009. We introduced 82 new standard products in 2011, 122 in 2010, and 83 in 2009, and also added custom products in comparable numbers during those years.

        Diverse customer base, markets and applications.    The diversity of our customers, markets and applications provides us with multiple long-term growth opportunities. In 2011, we sold our products to approximately 3,000 commercial and U.S. government customers for use in a variety of applications and markets worldwide. Our principal markets include:

Automotive	•	telematics and GPS systems
	•	collision avoidance, blind spot detection and intelligent cruise control
	•	pre-collision sensors
Broadband	•	cable TV and cable modems
	•	direct broadcast satellite
	•	fixed and mobile wireless networks

Cellular Infrastructure	•	cellular telephone 3G and 4G base stations and repeaters
	•	E911 and GPS location systems
Fiber Optic	•	communications infrastructure
	•	fiber optic test equipment
	•	network data communications equipment
Microwave and Millimeterwave Communications	•	high and low capacity point-to-point and point-to-multi-point radio systems
	•	commercial very small aperture terminal (VSAT) systems
	•	short range local area networks
Military	•	communications systems
	•	radar, guidance and electronic countermeasure systems
	•	sensing and detection platforms
Space	•	communication and imaging payloads
	•	command, control and communications for commercial, scientific and military spacecraft
Test and Measurement	•	medical and industrial imaging systems
	•	homeland security systems
	•	telecommunications test equipment
	•	scientific and industrial equipment

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

Products

        We design, develop and sell high performance analog, digital and mixed-signal ICs, modules, subsystems and instrumentation used in technically challenging RF, microwave and millimeterwave and fiber optic communications applications. We offer a broad range of radio frequency integrated circuits (RFICs), MMICs, MCMs, subsystems and instruments that perform a variety of signal processing functions and that operate across the RF, microwave, millimeterwave and visible light frequency spectrum. Our products are used in a wide range of wired and wireless communications applications, such as cellular base stations, microwave and millimeterwave radio systems, broadband wireless access systems and direct broadcast satellite systems. They are also used in detection, measurement and imaging applications including military communication, targeting, guidance and electronic countermeasure systems, commercial, scientific and military spacecraft, automotive collision avoidance systems, medical imaging systems and industrial test equipment. We also offer products designed for use in fiber optic communications systems and in high speed data/voice/video/networking applications.

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 980 standard products across 34 product lines. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other supplier. The standard products listed on our website generally are purchased by multiple customers for use in a variety of applications.

        We also develop custom products to meet the specialized requirements of individual customers. Our custom products are not listed on our website and are sold by our direct sales force, which works with customers and prospective customers to have our products selected and designed into our customers' systems and programs. Our custom products generally are purchased by the customer for whom they were developed.

  Our IC product lines

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

  •
  Amplifiers.    Amplifiers boost the gain, or power, of a signal. We offer a broad line of amplifiers, including:

  •
  gain blocks and drivers used throughout the receiver and transmitter sections to boost signal level;

  •
  linear driver amplifiers used in transmitters or receivers where distortion must be minimized to maintain signal fidelity;

  •
  power amplifiers used to increase the power level of the signal in transmitter or high power level applications;

  •
  low noise amplifiers used in the first stage of a receiver, where amplification with minimum distortion of an incoming signal having a low power level is required; and

  •
  wideband (distributed) amplifiers having more than an octave of operating frequency bandwidth (that is, where the highest frequency is twice the lowest frequency), used in military, space and commercial systems where a wide range of frequencies need to be processed by one subsystem.

  •
  Attenuators.    Attenuators are used to reduce the power of a signal in specific controlled amounts without distorting the signal quality. For example, to avoid overloading a base station's receiving circuitry as a mobile transmitter approaches a base station or tower, an attenuator is used in the receiver to optimize the received signal for processing. Our portfolio of attenuators is classified into two types:

  •
  digital attenuators that provide control of the signal in response to a digital logic input and deliver preprogrammed levels of attenuation according to the digital input; and

  •
  voltage variable attenuators that provide control of the signal in response to an analog direct current (DC) voltage input and can deliver continuously varying, very fine to very large levels of attenuation.

  •
  Automatic gain control.    Automatic gain control (AGC) is a control technique employed in almost every transceiver. The average output signal of a transceiver is fed back to adjust the gain to an appropriate level for a range of input signal levels. An AGC circuit uses a controller which can adjust the gain of the signal chain inversely proportionally to the error between desired and measured output signal amplitude or power. An AGC circuit usually requires three separate, discrete ICs; a variable gain amplifier, a controller, and power level sensor. Typical applications for these products include microwave radio, cellular repeater/boosters, military radios, VSAT, test equipment, sensors and WiMAX/LTE/4G systems.

  •
  Broadband time delays.    Broadband time delays provide a highly accurate and stable time delay for signals that are transmitted through them. The desired delay is controlled by either an analog or digital voltage and may be varied over a specified range. These devices also feature internal circuitry to minimize delay variations with temperature changes or power supply changes. Our broadband time delay products are optimized for the synchronization of clock and data signals or for timing compensation in optical communication and high speed data networking systems.

  •
  Clocks and timing.    Clocks and timing products are vitally important in the generation and synchronization of signals in digital and RF/microwave systems to facilitate communication between the various system nodes. These synchronization signals often take the form of a clock signal which is a very stable, repeating pattern of 1s and 0s. Each node in the system operates with this common clock signal in order to achieve synchronization. Our portfolio of clocks and timing products is classified into two types:

    •
    clock distribution products ensure that each section of the system receives a good, stable copy of the primary reference clock; and

    •
    clock generators produce primary signal references, and are therefore central to many communication systems.

  •
  Comparators.    Comparators are devices that constantly monitor signal levels at its inputs. The device generates a digital output signal based on the difference in amplitude of the input signal levels. Our high speed comparators are optimized for high speed military, test equipment and industrial/medical equipment applications and exhibit low propagation dispersion, short minimum detectable pulse widths and low power consumption. Our comparator types include clocked, latched and window.

  •
  Crosspoint switches.    Crosspoint switches are used for routing high speed signals across data and voice communications equipment backplanes. These devices are specified as N×M, with the first number (N) representing the number of inputs and the last number (M) representing the number of output crosspoints. Any input signal may be routed from a given input port to any combination of output ports based on the appropriate condition of the control signals. Our crosspoint switch products are optimized for driving and receiving high speed signals and are ideal for 10 GbE, 16G fibre channel and high speed data and wideband video network applications.

  •
  Data converters.    Data converters are used to convert signals between analog and digital format. Our product line includes:

  •
  analog-to-digital converters (ADCs) convert analog input voltages to a digital number which is proportional to the magnitude of the input voltage. Our standard ADC portfolio includes high performance, low power ADCs with up to 8 individual channels, and ultra high speed ADC products with best in class linearity and low power consumption. Our ADCs are designed to meet the requirement of the most demanding high performance signal processing applications; and

  •
  track-and-hold (T/H) amplifiers that sample a continuously varying analog signal and convert it in a sequence of constant levels to eliminate signal variations for signal processing and conversion. Our T/H products are designed to provide significant improvement in bandwidth and performance to wideband sampled signal systems.

  •
  DC power conditioning.    A power conditioner supplies DC power to an integrated circuit. Our power conditioner regulates the voltage level of a DC power supply, and removes unwanted noise and spurious products that can be detrimental to the performance of integrated circuits. Our power conditioner products are optimized for frequency generation applications and provide up to four independent regulated outputs with excellent power supply rejection ratio (PSRR).

  •
  DC power management.    A power management device provides appropriately regulated and filtered DC power supply voltages and currents to integrated circuits. The DC voltage and current outputs of the power management device are controlled within narrow limits regardless of variations in the main power supplied to it. Our active bias controller is a complete biasing and monitoring solution and may be paired with many of our Class-A regime MMIC amplifiers as well as those of our competitors, used in boosting the gain of a signal.

  •
  Dielectric resonator oscillators.    An oscillator is a device that produces a frequency. A dielectric resonator oscillator (DRO) is a class of oscillator in which the output frequency is mechanically stabilized over a very narrow range by a resonating dielectric material. Our DRO products are optimized for military, test equipment and industrial/medical equipment applications, and are characterized by their low phase noise, low temperature drift and robust packaging.

  •
  Filters-tunable.    Tunable filters provide variable bandwidth across a frequency range and are used in radio receivers, transmitters, test instrumentation, military, space and industrial applications to remove unwanted mixer image signals or undesirable local oscillator harmonics, or may be used for baseband anti-alias protection. We offer four types of tunable filters:

  •
  band pass filters that offer user-selectable pass band frequencies and cover the frequency spectrum from 1.0 to 37.0 GHz;

  •
  band reject filters that offer a user-selectable cutoff frequency and cover frequency bands from 0.1 to 25 GHz;

  •
  low pass filters that offer a user-selectable cutoff frequency and cover frequency bands from DC to 7.6 GHz; and

  •
  dual programmable low pass filters that are 6th order, fully calibrated and offer programmable bandwidth from 3.5 to 50.0 MHz.

  •
  Frequency dividers and detectors.    Frequency dividers, also called prescalers, and phase-frequency detectors are used in frequency generation circuits, to help process and distribute the carrier frequency of the system. We offer a full range of frequency dividers and phase-frequency detectors. Our frequency dividers and detectors are used in military, space and commercial systems where very low noise is required or where a wide range of frequencies need to be processed by one subsystem. Our dividers and detectors include:

  •
  dividers (prescaler) and counter that provide fixed division ratios, including innovative divide-by-3 and divide-by-5 ratios, by dividing and digitizing a frequency without generating unwanted noise to enable the synthesizer to lock on the desired output signal;

  •
  programmable divider that provide continuous integer division ratios from 1 to 32 in response to digital logic input; and

  •
  phase-frequency detectors that are used to detect the frequency and phase of an input signal accurately, and can be combined with a divider to detect an incoming frequency and divide it by a predetermined factor.

  •
  Frequency multipliers.    Frequency multipliers are used in frequency generation circuits, or synthesizers, to increase by a predetermined factor the carrier frequency and to help distribute it throughout the system. We offer a full range of active and passive frequency multiplier products, including:

  •
  active multipliers that utilize external DC power and integrate gain and/or power amplification with frequency multiplier circuits (factors of 2, 3, 4, 8 or 16) to deliver output power levels the same as the input level or higher; and

  •
  passive multipliers, or frequency doublers that rely on a higher input signal power level while utilizing no DC power, to deliver a signal that is two times the input frequency.

  •
  High speed digital logic.    High speed digital logic products are used to select, split, invert, route, multiply or delay high speed digital signals. High performance digital systems require these functions to route the signal throughout a digital backplane. Our high speed digital logic products can support digital signals with data rates of 13, 26 and 40 Gb/s, which makes them suitable for OC-48, OC-192 and OC-768 applications. These products include functions such as clock distribution, clock dividers, fanout buffers, flip-flops, XOR and NAND logic gates, NRZ to RZ converters, and selectors.

  •
  IF signal processing.    In a receiver, intermediate frequency (IF) signal processing involves the amplification and filtering of the desired signal after down conversion and prior to analog-to-digital conversion. In a transmitter, it involves the amplification and filtering of the desired signal after digital-to-analog conversion and before upconversion to the RF or microwave frequency. Our IF signal IC products include:

  •
  dual differential programmable low pass filters that support arbitrary bandwidths from 3.5 MHz to 50 MHz, with very high accuracy; and

  •
  dual, differential digitally programmable, baseband variable gain amplifiers that provide discrete gain level changes over a 40 dB range and high linearity performance.

  •
  Interface.    Interface products are used in the digital or analog control of integrated circuits. Our interface devices convert a serial or parallel logic input to a six bit wide complementary output, and can be used to simplify the control of digital attenuators, digital phase shifters, digital variable gain amplifiers and switch matrices.

  •
  Limiting amplifiers.    Limiting amplifiers increase the gain of a digital signal, and have the feature of adding more gain to low level signals, and less gain to high level signals. Our limiting amplifier products are optimized for fiber optic communications and feature low jitter and high data rate capability.

  •
  Mixers and converters.    Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the signal. The input signal is combined with a fixed carrier signal generated by a local oscillator (LO) to produce the higher or lower output frequency. Our standard mixer and converter products include:

  •
  mixers in a variety of types including single, double & triple balanced mixers, sub-harmonic mixers, high IP3 mixers and I/Q mixers and image reject mixers, each utilizing our proprietary transformer circuit technology; and

  •
  converters including downconverter RFICs, I/Q downconverters / receivers, I/Q upconverters / transmitters and sub-harmonic, which combine multiple functions such as LO drivers, gain blocks, low noise amplifiers and mixer circuits on a single IC or in a single package.

  •
  Modulators and demodulators.    Modulators are used in radio transmitters to combine a digital information signal with an analog carrier signal generated by a local oscillator (LO). Demodulators are used in radio receivers to extract the digital information signal from the analog carrier signal. Our modulators and demodulators address a variety of modulation schemes and feature high linearity, low noise and wide bandwidth. Our modulator and demodulator products include:

  •
  bi-phase modulators based upon our double-balanced MMIC mixer circuits and using a simple modulation format that supports low data rates;

  •
  demodulators that utilize analog and digital circuit techniques to separate the in-phase and quadrature data from the received modulated signal;

  •
  direct quadrature modulators utilizing analog and digital circuit techniques to support current and future high data rate modulation protocols; and

  •
  vector modulators used for error correction signal processing in high power wireless system amplifiers by enabling the variation of an incoming signal's phase and amplitude via a digital/analog dual control input.

  •
  Multiplexer / demultiplexer (Mux / Demux).    A multiplexer takes several separate parallel digital data streams as its input and combines them together into a serial data stream of a higher data rate. This allows multiple data streams to be carried from one place to another over one physical link, which saves power, cost and printed circuit board area. At the receiving end of the data link a complementary demultiplexer performs the reverse operation, taking a serial digital data bit stream at a higher rate as its input, and then breaking this data rate stream back down into several separate parallel lower data rate bit streams as its output. Our multiplexer and demultiplexer products support analog or digital signals that operate at speeds of up to 45 Gb/s, which makes them suitable for OC-192 and OC-768 applications.

  •
  Optical modulator drivers.    Optical modulator drivers are ultra-wideband amplifiers that are optimized for driving laser modulators used in high speed fiber optic and time domain applications. Modulator driver amplifiers are optimized for operating with the serial random high-speed digital signals. Our modulator drivers are ideal for 10G, 40G and 100G fiber optic applications both for short reach datacenter and long-haul for high performance voltage outputs with excellent eye diagram quality. Our optical modulator driver family features very low power, low jitter, high SNR and high data rate capability.

  •
  Passives.    Our passive product line consists of fixed attenuators that operate at frequencies up to 50 GHz. Fixed attenuators, or pads, are used to accurately reduce the power level of a signal without distorting the signal's characteristics.

  •
  Phase locked loops.    PLL integrated circuits are used in conjunction with oscillators in signal generation circuitry to accurately select and stabilize the frequency of transmitted and received signals. Our PLL products are designed to minimize noise, allow wide input bandwidth and provide advanced features. Our PLL products coupled with our VCO products can offer customers state-of-the-art signal generation performance for the test and measurement, military and space markets.

  •
  Phase locked loops with integrated voltage controlled oscillators.    A PLL with integrated VCO produces an RF, microwave or millimeterwave frequency. Our PLL with integrated VCO products combine a fully integrated, low noise VCO, with an advanced PLL integrated circuit. Our single-band, tri-band and wideband PLL with integrated VCO products are optimized for RF and microwave signal generation applications, and exhibit low phase noise, low spurious products, low jitter and flexible programming capabilities.

  •
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

  •
  analog phase shifters provide continuous phase change as a function of control voltage, often allowing over 360 degrees of phase shift; and

  •
  digital phase shifters provide discrete phase shift changes in response to a digital logic input, often in a combination of small and large phase steps.

  •
  Power detectors.    Power detectors convert power levels of an RF, microwave or millimeterwave signal to linear or logarithmic DC voltages that can be measured by simple digital circuitry.

  •
  Sensors.    Our sensors use RF, microwave and millimeterwave energy to detect, measure or form an image of an object. These sensor ICs integrate multiple circuit functions and are effectively subsystems on a chip. For example, we offer single chip sensors that are used for range detection in multiple military and commercial applications.

  •
  Successive detection logarithmic video amplifiers (SDLVAs).    SDLVAs are a specialized form of power detector that operate by processing signals with much wider bandwidths, exhibiting a flatter frequency response and providing a faster response to transient signals.

  •
  Switches.    Switches are used to route signals from one or more input paths to one or more output paths. Control of the selected input and output signal path is achieved via digital logic input. Our switches are designed to reduce signal loss, minimize noise and interference, and operate at high frequencies and power levels. Our switch products provide the following functionality:

  •
  bypass, transfer and matrix switches that handle multiple inputs and outputs while providing digital control, high isolation and low signal distortion and loss;

  •
  single pole multi-throw switches offering throw configurations of 3, 4, 6 and 8 while providing digital control, high isolation and low signal distortion and loss;

  •
  single pole double throw switches that offer a single input and two outputs, while providing digital control, wide bandwidth, and low loss;

  •
  single pole double throw transmit/receive switches providing high power handling of signals up to 10 watts of power with low distortion; and

  •
  single pole single throw switches that offer a single input and a single output while providing digital control and high isolation or failsafe operation.

  •
  Transimpedance amplifiers.    Transimpedance amplifiers are used between devices which have very different levels of impedance or resistance. Our transimpedance amplifier provides a differential output voltage that is proportional to the current at its input, and is optimized for photodiode and fiber optic data communication applications.

  •
  Variable gain amplifiers.    Variable gain amplifiers (VGAs) boost the gain or power of a signal and have the feature of allowing the user to set the gain or power to a specific level. Our analog and digital variable gain amplifiers utilize linear amplifiers, high performance attenuators, and flexible driver interface circuitry.

  •
  Voltage controlled oscillators and phase locked oscillators (VCOs and PLOs).    An oscillator produces an RF, microwave or millimeterwave frequency. The output frequency of our voltage controlled oscillators (VCOs) can be varied by an analog DC input control voltage. Our self-contained VCOs integrate all necessary circuitry on a single chip, so that no external components are required. We offer three types of MMIC oscillators:

  •
  phase locked oscillators that offer integrated phase lock loop (PLL) functionality for the VSAT market;

  •
  narrow band VCOs that offer narrower frequency tuning and lower phase noise performance for microwave radio, test and measurement, military and space; and

  •
  wideband VCOs that offer octave tuning bandwidth for the test & measurement and military markets.

  Modules, subsystems and instrumentation

        Our highly integrated custom and standard modules and subsystems leverage our extensive portfolio of standard and custom ICs with our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise. Our modules and subsystems are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings. Products include:

  •
  Signal generators / instrumentation consist of a family of synthesized signal generators which are used by our customers in engineering, production and reliability screening applications. Our synthesized signal generators operate at frequencies up to 70 GHz, and are designed to exhibit low phase noise, low spurious emissions, and high output power.

  •
  connectorized modules, which utilize ICs from our product lines, housed in connectorized, hermetically sealed modules, for use in test and measurement equipment;

  •
  RF, microwave and millimeterwave receivers and synthesizers used in military communication, targeting, guidance and countermeasure systems;

  •
  telecom and test equipment modules, such as our phase locked oscillator modules used in fiber optic test systems.

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

Research and Development

        We focus our research and development efforts on designing and introducing new and improved standard and custom products and on developing new semiconductor device modeling and advanced RF, microwave or millimeterwave circuit designs.

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

        We have eight design centers, including our two primary design centers in Chelmsford, Massachusetts, and additional facilities in Cairo, Egypt; Colorado Springs, Colorado; Istanbul, Turkey; Ottawa, Ontario, Canada; Roanoke, Virginia; and Trondheim, Norway.

        As part of our research and development strategy, we have and may continue to license intellectual property from third parties. For example, we use integrated circuit design and background intellectual property that we licensed from Northrop Grumman Space Technology sector in 2007 and from IBM in 2010 to further expand our millimeterwave products.

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

        We maintain an internal marketing organization that is responsible for the production and dissemination of sales and advertising materials, such as product announcements, press releases, brochures, magazine articles, advertisements and cover features in trade journals and other publications and our product selection guide both in print and e-media. We participate in public relations and promotional events, including industry tradeshows and technical conferences. Our marketing organization is also responsible for the content and maintenance of our website.

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

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our foundries are Cobham, CREE, Global Communications Semiconductors, IBM, Tower/Jazz Semiconductor, Northrop Grumman, Taiwan Semiconductor Manufacturing Company (TSMC), Telefunken Semiconductor, TriQuint Semiconductor, United Monolithic Semiconductors (UMS) and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

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

        We conduct environmental screening on production material, including tests such as temperature cycling and temperature shock, constant acceleration, mechanical vibration and shock, liquid and ambient burn-in, fine and gross hermetic leak test and particle impact noise detection. Our reliability test equipment includes high temperature life-test equipment, highly accelerated stress test and infrared reflow testing and acoustic sonic scanning, as well as field emission scanning electron microscope (SEM) and energy dispersive spectroscopy (EDS) capability.

Quality Assurance

        We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2008 certified. The ISO 9001:2008 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. Recently, we expanded our quality initiatives and certifications to include S20.20 electrostatic discharge (ESD) management system certification and AS-9100 aerospace certification. These certifications evidence the fact that our operating policies and procedures satisfy industry requirements for our products' ESD protection and aerospace manufacturing controls. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we have processes in place to manufacture parts to the requirements of MIL-PRF-38543/38535.

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

Employees

        As of December 31, 2011, we had 469 full-time employees, compared with 402 full-time employees at December 31, 2010. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers, other vice president-level officers and directors.

Name	Age	Position
Stephen G. Daly	46	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	60	Vice President, Chief Financial Officer and Treasurer
Everett N. Cole III	50	Vice President of Hybrid Manufacturing(1)
William D. Hannabach	49	Vice President of Global Operations
Norman G. Hildreth, Jr.	48	Vice President
Dong Hyun (Thomas) Hwang	48	Vice President of Sales
Brian J. Jablonski	52	Vice President of Operations(1)
Michael A. Olson	51	Vice President
Antonio Visconti	51	Vice President
Ernest L. Godshalk	66	Director(2)
Rick D. Hess	58	Director(3)
Adrienne M. Markham	60	Director(4)
Brian P. McAloon	61	Director(5)
Cosmo S. Trapani	73	Director(6)
Franklin Weigold	73	Director(7)

(1)
Our Vice President of Hybrid Manufacturing and Vice President of Operations are not executive officers. They are included pursuant to Item 401(c) of Regulation S-K as persons who are expected to make significant contributions to our business.

(2)
Chairman of the Audit Committee and member of the Compensation Committee

(3)
Chairman of the Nominating and Corporate Governance Committee and member of the Audit Committee

(4)
Chairman of the Compensation Committee and member of the Nominating and Corporate Governance Committee

(5)
Member of the Compensation and Nominating and Corporate Governance Committees

(6)
Member of the Audit and Compensation Committees

(7)
Lead Director and member of the Nominating and Corporate Governance Committee. Our Lead Director is a non-employee director, appointed by the Board, whose responsibilities are to preside over Board meetings in the absence of the Chairman and lead executive sessions of the Board (i.e., sessions without management present); to act as a liaison between the independent directors and the Chief Executive Officer, and facilitate discussions among the independent directors on key issues and concerns outside of Board meetings (without limiting the ability of any independent director to communicate directly with the Chairman); and to work with the Chairman to set an appropriate calendar of Board meetings and develop the agendas for Board meetings. Our Lead Director has no role in the management or operations of the Company, does not establish Company policy or strategy and, except as directed by the Board, does not act as a spokesman for the Company.

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

        Antonio Visconti has served as Vice President since October 2011, managing research and development engineering. From 2010 to 2011, Mr. Visconti served as Business Director in Maxim Integrated Product's Precision Control Group. From 2008 to 2011 he served as the CEO and Founder of ACZENT, Inc, a provider of analog solutions. From 2002 to 2008 he served as the Vice President and General Manager of National Semiconductor's Data Conversion division. Mr. Visconti has over 22 years experience in the semiconductor industry. Mr. Visconti received his degree in Electronic Engineering from the University of Naples in Italy.

        Ernest L. Godshalk has served as a member of our board of directors since 2008. From 2001 until his retirement in 2004, Mr. Godshalk served as President, Chief Operating Officer and a director of Varian Semiconductor Equipment Associates, Inc., a manufacturer of semiconductor processing equipment. Previously, he served as Varian's Vice President and Chief Financial Officer. He is a director of GT Advanced Technologies, Inc. Mr. Godshalk received his B.A. from Yale University in 1967 and his M.B.A. from Harvard University in 1969.

        Rick D. Hess has served as a member of our board of directors since 2005. Mr. Hess is currently Vice President of Superconductors at American Superconductor Corporation, a provider of proprietary technologies and solutions for the electrical power infrastructure industry. From 2006 to 2010, he was President and Chief Executive Officer of Konarka Technologies, a developer of photovoltaic cells on plastic. From 2004 to 2006, Mr. Hess was Chief Executive Officer of Integrated Fuel Cell Technologies, Inc., a developer of micro-fuel cell systems. From 1999 to 2004, Mr. Hess served as President of M/A-COM, a subsidiary of Tyco Electronics. Mr. Hess received a B.S. in Electrical Engineering from Purdue University and an M.S. in Electrical Engineering from Johns Hopkins University.

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

        We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, TowerJazz in California, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon and Texas, TSMC in Washington and Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally have not had long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for periods of one or two years.

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

        The ability of our suppliers to meet our requirements could be impaired or interrupted by constraints on their manufacturing capacity or by a variety of other factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. One supplier of wafers that are used in a significant number of our products has, in the past, experienced financial difficulties. Financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products to us.

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

        In the first half of 2011, we were advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we are reducing our use of this foundry for new products, and, over time, intend to reduce and eliminate our wafer purchases from this foundry. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. We have increased, and will continue to increase our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles, which will consume cash and could expose us to increased risk of inventory write-offs. At December 31, 2011, our raw material inventory includes $12.9 million representing advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

  Our financial results are exposed to the cyclicality of the semiconductor industry.

        The recent market downturn reduced demand in the semiconductor industry as well as numerous other industries, which adversely affected our bookings and revenue in 2011. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We, and the semiconductor industry generally, are in a period of weak demand. We experienced recent negative growth and our business is currently impacted by another downturn. This downturn in the electronic systems industry is expected to further adversely impact our revenue and harm our business, financial condition and results of operations.

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

        Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2008 has ranged from a low of 70.1% to a high of 74.8%, including sequential, quarterly variations as high as 2.8 percentage points. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption, charges for excess or obsolescent inventory, and other manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging and test subcontractors that supply us with critical materials and services, that are beyond our control. Our margins may also be adversely affected by the transition away from one of our principal foundry suppliers discussed above. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

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

        Our executive management, sales, marketing and administrative functions, as well as most of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for our products, are carried out at our separate manufacturing facility, also located nearby in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Although we seek to mitigate these risks by maintaining business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

         We may be subject to information technology system failures, network disruptions and breaches in data security.

        Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, preventing the processing of transactions and interfering with the accurate reporting of our financial results. They could also result in the unintentional disclosure of confidential information about our company, or our intellectual property, or with respect to our customers and employees. While we have and continue to take steps to address these concerns by network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition or operating results.

         We may not be able to effectively manage the challenges associated with global business expansion, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

        Our recent expansion of our headcount and operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We purchased an additional facility in Chelmsford, Massachusetts, to which we relocated a portion of our managerial, engineering, sales and administrative functions in January 2011. These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. We are expanding internationally, including our recent acquisition of Arctic Silicon Devices in Norway and the opening of our new design center in Egypt, which requires significant attention and resources to effectively manage geographically dispersed operations.

        We have initiated a long-term global expansion project. This project has many goals, including optimizing how we execute our growing international business. When complete, our new corporate structure will enable us to better service our international customers and better manage our global suppliers. We believe this effort will have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk. In 2012, we have established a new office in Ireland which will serve as our international headquarters.

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

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 43.2% in 2011, 36.5% in 2010 and 31.9% in 2009. During 2011 and 2010, Boeing accounted for 16% and 11%, respectively of our total sales. No single customer accounted for more than 10% of our total revenue in 2009. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

         Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

        Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies in order to adapt to emerging customer requirements and competitive market conditions. Our access to advanced semiconductor process technologies for new product development may be adversely affected by the transition away from one of our principal foundry suppliers discussed above. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.

         Our business depends on international customers, suppliers and operations, and as a result we are subject to regulatory, operational, financial and political risks which could adversely affect our financial results.

        The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 54.8%, 55.1% and 57.3% in 2011, 2010 and 2009, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we are establishing an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

  •
  changes in our effective tax rate due to the outcome of future tax audits or examinations;

  •
  managing our global expansion project;

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

        We have previously made, and may in the future pursue, acquisitions of and investments in new businesses, products and technologies, or we may acquire other operations that expand our current capabilities. Acquisitions and investments present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired business, product or technology. For example, if we identify an acquisition or investment candidate, we may not be able to successfully negotiate or finance the transaction on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Further, there can be no assurance that we will be successful in retaining key employees or customers of the acquired business. In some cases, the consent of a customer may be required before contracts between that customer and a company that we acquire may be assumed by us, and it may not be feasible to obtain all such consents prior to closing. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or be unable to commercialize the acquired technology in time to capitalize on available market opportunities, or may find that the acquisition is not complementary to our existing business. Potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions and investments, we may issue equity securities, incur debt or assume contingent liabilities. Additionally, acquisitions could result in increased amortization expenses and, to the extent such acquisitions are not successful, write-downs of acquired assets, which would adversely affect our profitability.

         If our principal markets fail to grow or experience declines, our revenue may suffer.

        Although our products are used in a variety of markets, our future growth depends to a significant extent on the success of our principal markets, which are automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space and test and measurement systems. Revenue derived from our three largest markets, cellular infrastructure, microwave and millimeterwave communications and military, represented 76.8%, 81.1% and 79.3% of our annual revenue in 2011, 2010 and 2009, respectively. Given the current economic climate, the rate at which our principal markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

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

        We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the EU adopted its RoHS Directive. Effective July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have a program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Further, current or future social and environmental issues or regulations, such as proposed regulations that may require disclosure by us and other manufacturers of the sourcing of certain minerals from the Democratic Republic of the Congo and its adjoining countries could oblige us to eliminate environmentally sensitive materials from our products, restrict the supply of resources used in production or increase our costs. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts, in a 103,000 square foot building that we own. We also own a 71,000 square foot building in Chelmsford, Massachusetts, where we perform final assembly of our module and subsystem-level products, and final testing of our products. We occupy leased premises of approximately 1,600 square feet for our design center in Cairo, Egypt; 13,000 square feet for our design center in Colorado Springs, Colorado; 8,000 square feet for our design center in Istanbul, Turkey; 7,000 square feet for our design center in Ottawa, Ontario, Canada; 3,500 square feet for our design center in Roanoke, Virginia and 1,700 square feet for our design center in Trondheim, Norway. We also occupy approximately 1,000 square feet or less for each of our sales offices in China, Finland, Germany, India, Japan, Korea, Sweden and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol HITT.

	Year Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$67.55	$55.92	$44.90	$36.38
Second Quarter	65.44	56.34	52.73	41.95
Third Quarter	64.48	47.42	49.85	41.97
Fourth Quarter	55.73	45.69	63.24	47.07

        As of December 31, 2011, our common stock was held by approximately 475 shareholders of record.

Stock Repurchase Program

        In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During the three months ended December 31, 2011, we made no repurchases of our common stock under the program.

        For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hittite Microwave Corporation, the NASDAQ Composite Index,
and the PHLX Semiconductor Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10	3/11	6/11	9/11	12/11
Hittite Microwave Corporation	100.00	124.29	132.21	136.60	147.77	115.78	110.21	103.96	91.15	96.53	107.52	113.80	126.14	136.05	138.43	147.43	188.86	197.31	191.55	150.68	152.78
NASDAQ Composite	100.00	100.13	108.27	112.81	110.26	94.60	95.18	85.25	65.65	63.60	76.45	88.68	95.19	100.69	88.93	100.10	112.10	117.77	117.60	102.34	110.81
PHLX Semiconductor	100.00	97.37	110.27	113.81	107.88	91.82	94.87	78.93	60.06	65.09	72.49	89.21	97.21	100.28	89.94	92.64	109.11	111.78	110.34	97.37	107.58

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the last five fiscal years.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$264,108	$244,256	$162,990	$180,251	$156,412
Cost of revenue	69,935	62,617	45,239	51,556	45,363

Gross profit	194,173	181,639	117,751	128,695	111,049
Operating expenses:
Research and development	38,899	31,467	22,971	24,438	18,546
Sales and marketing	22,047	19,420	15,034	15,988	13,313
General and administrative	12,078	11,568	9,737	8,347	7,316

Total operating expenses	73,024	62,455	47,742	48,773	39,175

Income from operations	121,149	119,184	70,009	79,922	71,874
Interest income	172	134	394	3,420	5,474
Other income (expense), net	430	(72)	2	(343)	74

Income before income taxes	121,751	119,246	70,405	82,999	77,422
Provision for income taxes	37,063	42,215	24,232	29,157	26,184

Net income	$84,688	$77,031	$46,173	$53,842	$51,238

Earnings per share:
Basic	$2.81	$2.60	$1.57	$1.77	$1.67
Diluted	$2.77	$2.56	$1.55	$1.74	$1.64
Weighted average shares outstanding:
Basic	30,178	29,584	29,380	30,473	30,630
Diluted	30,586	30,135	29,850	30,955	31,263

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$353,667	$295,490	$220,477	$180,856	$65,735
Short-term available-for-sale investments	—	—	—	—	99,007
Working capital	424,166	344,045	255,372	216,894	192,530
Total assets	488,565	405,509	292,693	255,084	234,495
Stockholders' equity	469,432	375,752	274,149	236,929	216,293

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

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 27-year track record of innovation in RF, microwave and millimeterwave semiconductor technology.

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

  •
  In 2001, we opened our first international sales office, and began to focus on expanding our international business. We currently have sales and technical support staff in Canada, China, Finland, Germany, India, Japan, Korea, Norway, Sweden, Turkey and the United Kingdom, to complement our United States offices. In 2011, we derived 54.8% of our revenue from customers outside the United States.

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

  •
  In September 2011, we opened design centers in Cairo, Egypt and Roanoke, Virginia.

  •
  As of December 31, 2011, we offer more than 980 standard products in our catalog and many more custom products, which may be categorized for descriptive purposes into 34 functional product lines.

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

        We sell our products to OEMs that supply advanced electronic systems to commercial and military end users, and to these OEMs' contract manufacturers. In general, the decision to purchase our product is made by the OEM, which has designed our product into its system. In the event that we sell to an OEM's contract manufacturer, the contract manufacturer typically does not have discretion to replace our product with one from a different supplier.

        Our sales cycle varies substantially, ranging from a period of a month or less when a customer selects a standard product from our selection guide or website, to as long as two years or more for custom products. In the sales process, our sales and application engineers work closely with the OEM customer to analyze the customer's system requirements and select an appropriate standard product or establish a technical specification for a custom product. In the case of a custom product, we also select a semiconductor process and foundry, and evaluate test wafers and finished components before manufacturing in commercial quantities can begin. Volume purchases of our products by an OEM customer, or its contract manufacturer, generally do not occur until the OEM customer has made the decision to begin production of the system incorporating our product. Our receipt of substantial revenue from sales of a product to an OEM customer depends on that customer's commercial success in manufacturing and selling its system incorporating our product. It may take several years for a newly introduced standard product to generate substantial revenue, if ever. However, the life cycles of our standard products tend to be lengthy.

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

        Cost of revenue.    Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, including occupancy and equipment costs, inbound shipping costs, charges for inventory excess and obsolescence and warranty obligations and amortization of certain intangible assets.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to uncollectible accounts receivable, inventories, fixed assets, intangible assets, stock-based compensation, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

        Revenue recognition.    We recognize revenue for the majority of our business when the following criteria have been met: (1)  persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Effective January 1, 2010 we adopted new guidance for arrangements that involve multiple elements, which is applicable to arrangements originating or materially modified after such date. This guidance eliminates the residual method of revenue allocation, and requires that we use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. For multiple element arrangements not subject to the new guidance we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. We maintain a reserve for potential sales returns and allowances. Returns and customer credits, which historically have been immaterial, are recorded as a reduction to revenue. A portion of our sales are made to a distributor under an agreement that provides for product return privileges. As a result, we defer recognition of such revenue until the product is resold by the distributor.

        Revenue from contracts with the United States government, government prime contractors and some commercial customers, under which we may design, develop, manufacture, or modify complex aerospace or electronic equipment or provide related services, is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress toward completion. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any inventory with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, which can result in excess or obsolete inventory. This difficulty will increase in the near term, as we ramp up purchases of raw materials from one of our principal foundries in order to ensure adequate supplies of affected products that have long product lives. At December 31, 2011, our raw material inventory includes $12.9 million representing advance purchases of wafers from this foundry.

        We recorded expense of $2.0 million, $1.5 million and $2.0 million in 2011, 2010 and 2009, respectively, to reduce inventory to its net realizable value. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

        Goodwill.    We test goodwill for impairment at least annually at the reporting unit level. In September 2011, the FASB issued new guidance which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance as of the fourth quarter of 2011.

        If the two-step goodwill impairment test is required, first, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

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

        Stock-based compensation.    We measure compensation cost related to stock-based awards at fair value on the date of grant, and recognize this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock and restricted stock units is determined based on the excess of the quoted price of our common stock on the date of grant over the exercise price, if any, of the restricted stock and restricted stock units. We did not grant any stock options in 2011, 2010 or 2009. Estimating the amount of share-based payments that will ultimately either vest or be forfeited requires judgment. We consider many factors when estimating expected forfeitures, including the type of the award, vesting terms, employee group, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. See Note 14 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding our stock-based compensation.

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

        Revenue.    From 2003 to 2008, our revenue grew from $42.0 million to $180.3 million, representing a compound annual growth rate of 33.8%. In 2009, our revenue decreased 9.6% to $163.0 million, due to the global economic downturn and related credit crisis that affected us along with the entire semiconductor industry. In 2010, our revenue increased 49.9% to $244.3 million and in 2011 increased 8.1% to $264.1 million. However, there is no certainty that our business will continue to grow. Generally, our revenue growth results from increased sales of our standard products, derived from the introduction of new products, which expands the breadth and diversity of our standard product offerings, growing market acceptance of standard products we introduced in prior periods, and the expansion of our domestic and international sales efforts.

        In establishing current and future planned levels of operating expenses, we seek to balance near-term financial goals with our longer term strategic objectives. Accordingly, we took steps early in 2009 to reduce expenses across our business, and maintained certain of these measures throughout the year. During 2010 and 2011, we increased spending to support our growth. Going forward, we expect to increase spending in research and development in order to remain competitive, and our plans for growth also require increased spending to support our operations, sales, marketing and administrative functions.

        Gross margin.    One of our objectives is to maximize our gross margin, which is our gross profit expressed as a percentage of our revenue. Our gross margins were 73.5% in 2011, 74.4% in 2010 and 72.2% in 2009. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

        Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption, charges for excess or obsolescent inventory, and other manufacturing efficiencies, and numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, that are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and markets. Our customers' requested lead times have in general become shorter. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter. The difficulty of this task is compounded by the uncertainties we and our customers face, related to the recent global economic conditions.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 43.2% in 2011, 36.5% in 2010 and 31.9% in 2009. One customer, Boeing, comprised 16% of our revenue in 2011 and 11% in 2010. No single customer exceeded 10% of our total revenue in 2009. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future.

        Need for continued product and technology innovation.    We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us a significant competitive advantage and have contributed significantly to our revenue growth. Our product development strategy emphasizes internally funded research and development, as well as the acquisition of products and technologies through business combinations and licensing arrangements. As a result of these efforts, we introduced 82 new standard catalog products in 2011, 122 in 2010 and 83 in 2009. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. As the complexity and degree of integration of our products increases, maintaining or increasing our historical rate of new product introductions will become increasingly challenging. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

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

        Need to continue to expand the diversity of our product lines, customer base, markets and target applications.    The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand, which occur even during periods of growth in the broader economy. Revenue derived from our three largest markets, cellular infrastructure, microwave and millimeterwave communications and military, represented 76.8%, 81.1% and 79.3% of our annual revenue in 2011, 2010 and 2009, respectively. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and markets and the range of applications that our products address.

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue	$264,108	$244,256	$162,990
Cost of revenue	69,935	62,617	45,239

Gross profit	194,173	181,639	117,751
Operating expenses:
Research and development	38,899	31,467	22,971
Sales and marketing	22,047	19,420	15,034
General and administrative	12,078	11,568	9,737

Total operating expenses	73,024	62,455	47,742

Income from operations	121,149	119,184	70,009
Interest income	172	134	394
Other income (expense), net	430	(72)	2

Income before income taxes	121,751	119,246	70,405
Provision for income taxes	37,063	42,215	24,232

Net income	$84,688	$77,031	$46,173

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of revenue	26.5	25.6	27.8

Gross profit	73.5	74.4	72.2
Operating expenses:
Research and development	14.7	12.9	14.1
Sales and marketing	8.3	8.0	9.2
General and administrative	4.6	4.7	6.0

Total operating expenses	27.6	25.6	29.3

Income from operations	45.9	48.8	43.0
Interest income	0.1	0.1	0.2
Other income (expense), net	0.1	(0.1)	0.0

Income before income taxes	46.1	48.8	43.2
Provision for income taxes	14.0	17.3	14.9

Net income	32.1%	31.5%	28.3%

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

        Revenue    Our revenue increased $19.9 million, or 8.1%, to $264.1 million in 2011, from $244.3 million in 2010. Revenue from sales to customers outside the United States accounted for 54.8% of our total revenue in 2011, compared with 55.1% in 2010. Our revenue increase was primarily attributable to increased sales to the test and measurement and military markets in comparison to the corresponding period of 2010. The growth in sales to the test and measurement market was primarily due to the increased breadth of our product offerings and the increased market acceptance of products we introduced in prior years. The increase in sales to the military market was primarily due to shipments under a production order for microwave subsystems that we announced in February 2009, which was completed in the fourth quarter of 2011.

        Gross margin.    Our gross margin was 73.5% in 2011, compared with 74.4% in 2010. The decrease in gross margin was primarily attributable to unfavorable changes in pricing and, to a lesser extent, manufacturing costs, partially offset by a favorable change in product mix. The change in manufacturing costs was primarily due to an increase in the charge for excess and obsolescent inventory of $0.5 million in 2011.

        Research and development expense.    Our research and development expense increased $7.4 million, or 23.6%, to $38.9 million in 2011, and represented 14.7% of our revenue, compared with $31.5 million, or 12.9% of our revenue, in 2010. The increase in our research and development expense was attributable to a $4.8 million increase in personnel costs, a $1.0 million increase in equipment costs, a $0.8 million increase in depreciation and amortization, a $0.7 million increase in occupancy costs, a $0.7 million increase in travel and a $0.6 million increase in supplies and materials and other costs. The increase in personnel costs was primarily due to the growth of our engineering organization, including the acquisition of Arctic Silicon Devices in January 2011. These increases were partially offset by a $1.2 million increase in funding earned from various foreign government research and development incentive programs.

        Sales and marketing expense.    Our sales and marketing expense increased $2.6 million, or 13.5%, to $22.0 million in 2011, and represented 8.3% of our revenue, compared with $19.4 million, or 8.0% of our revenue, in 2010. The increase in our sales and marketing expense was primarily attributable to a $1.6 million increase in personnel costs, a $0.4 million increase in travel costs, a $0.4 million increase in professional fees and a $0.2 million increase in occupancy costs and other costs. The increase in personnel costs related primarily to the growth of our worldwide direct sales and marketing organization.

        General and administrative expense.    Our general and administrative expense increased $0.5 million, or 4.4%, to $12.1 million in 2011, and represented 4.6% of our revenue, compared with $11.6 million, or 4.7% of our revenue, in 2010. The increase in our general and administrative expense was primarily attributable to a $0.7 million increase in personnel costs and a $0.3 million increase in occupancy costs, partially offset by a $0.5 million decrease in professional fees and other costs.

        Interest income.    In 2011, our interest income was $0.2 million compared with $0.1 million in the corresponding period of 2010. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

        Other income (expense), net.    In 2011, our other income, net was $0.4 million compared with other expense, net of $0.1 million in the corresponding period of 2010. The change was primarily due to net foreign currency gains reflecting the appreciation of the U.S. dollar relative to most of the currencies of the countries where we operate.

        Provision for income taxes.    Our provision for income taxes decreased $5.2 million to $37.1 million in 2011, from $42.2 million in 2010, representing an effective tax rate of 30.4% and 35.4% in 2011 and 2010, respectively. The effective tax rate decreased primarily due to a $3.7 million benefit related to the resolution of the U.S. Internal Revenue Service's examination of our fiscal 2005 through 2007 income tax returns and the related decrease in ASC 740-10 reserves for uncertain tax positions. The effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of the resolution of the U.S. tax examination and federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004, offset by the impact of non-deductible stock-based compensation. We expect our effective tax rate to increase in 2012 during the initial stages of our global expansion project.

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

Liquidity and Capital Resources

        As of December 31, 2011, we held $353.7 million of cash and cash equivalents. Cash provided by our operations was $81.0 million in 2011, of which the principal components were our net income of $84.7 million and non-cash charges of $24.3 million, partially offset by a net increase in operating assets and liabilities of $25.4 million and a net increase in deferred taxes of $2.6 million. The net increase in operating assets and liabilities includes an increase in accounts receivable of $1.5 million, related to the timing of customer invoices, an increase in inventory of $17.3 million, related to our increase in revenue and advanced purchases of raw materials made in connection with our transition from one of our foundries, a decrease in deferred revenue and customer advances of $7.7 million, due to product shipments under contracts with advanced billings, a net decrease in income taxes payable of $0.8 million, due to the timing of tax payments, and a net decrease in other operating assets and liabilities of $0.1 million. These increases were partially offset by an increase in accounts payable and accrued expenses of $2.0 million, due to the growth of our business and the timing of disbursements.

        We invested $11.3 million in the purchase of property and capital equipment in 2011 primarily related to building renovations, production tooling and production test equipment. On January 14, 2011, we acquired all of the outstanding stock of Arctic Silicon Devices, for $10.4 million in cash and the assumption of a $232,000 note payable that was repaid during 2011.

        During 2011, we retained 52,175 shares in connection with the vesting of restricted stock to cover employee tax withholdings of $2.8 million paid by us. In addition, we received $0.8 million from the exercise of stock options and $1.4 million from the excess tax benefit related to our stock-based compensation plans.

        In April 2008, our board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to our employees. The shares may be repurchased from time to time on the open market or in privately negotiated transactions. Since April 2008, we have repurchased 2,010,000 shares for $64.1 million, including 89,664 shares purchased for $3.6 million in 2010. We did not repurchase any shares during 2011. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Our customers' requested delivery lead times have in general become shorter. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog for purposes of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, as well as long-term production contracts that require longer than 12 months to perform and for which funding is committed. At December 31, 2011, our backlog was $67.4 million, compared to $74.5 million at December 31, 2010.

Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, "Milestone Method of Revenue Recognition," which amends Accounting Standards Codification (ASC) 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements. We adopted ASU 2010-17 effective January 1, 2011. Such adoption did not have a material effect on our financial position or results of operations.

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

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 will be effective for us on January 1, 2012. We do not believe that the adoption of ASU 2011-04 will have a material effect on our financial condition or results of operations.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for us on January 1, 2012. We do not believe that the adoption of ASU 2011-05 will have a material effect on our financial condition or results of operations.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for us on January 1, 2012. Early adoption is permitted and we adopted the standard in the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material effect on our financial condition or results of operations.

Contractual Obligations

        At December 31, 2011, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$2,681	$1,278	$1,247	$156	$—

        As of December 31, 2011, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $2.6 million. Although it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of these unrecognized tax benefits, if any, will occur with a tax authority, as the timing of examinations and ultimate resolution of those examinations is uncertain.

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

Item 8.    Financial Statements and Supplementary Data

        This information is incorporated by reference from pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors, executive officers and corporate governance, including that set forth under the captions "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 29, 2012 (the "Definitive Proxy Statement") is incorporated herein by reference.

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

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-23):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2011 and 2010

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2005.
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation.
*10.3	Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.4	2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).
10.5	Registration Rights Agreement, dated November 20, 2000, by and among Hittite Microwave Corporation, Dr. Yalcin Ayasli and the holders of Hittite Microwave Corporation's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-124664).
*10.30	Form of Indemnification Agreement dated December 10, 2008, between Hittite Microwave Corporation and each of Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Frankin Weigold (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008).

*10.31	Form of Noncompete Agreement (Senior Employee) entered into between the Company and each of Stephen G. Daly, William W. Boecke, Everett N. Cole, III, William D. Hannabach, Norman G. Hildreth, Jr., Dong Hyun (Thomas) Hwang, Brian J. Jablonski, Michael J. Koechlin and Michael A. Olson (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2009).
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101	The following materials from the Hittite Microwave Corporation Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2012.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. DALY Stephen G. Daly	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2012
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	February 24, 2012
/s/ RICK D. HESS Rick D. Hess	Director	February 24, 2012
/s/ ADRIENNE M. MARKHAM Adrienne M. Markham	Director	February 24, 2012
/s/ BRIAN P. MCALOON Brian P. McAloon	Director	February 24, 2012
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 24, 2012
/s/ FRANKLIN WEIGOLD Franklin Weigold	Director	February 24, 2012

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 24, 2012

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$353,667	$295,490
Accounts receivable, net of allowance for doubtful accounts of $334	35,686	34,534
Inventories	38,460	23,219
Income taxes receivable	488	3,914
Prepaid expenses and other current assets	2,063	1,333
Deferred taxes	10,296	8,178

Total current assets	440,660	366,668
Property and equipment, net	32,550	29,470
Deferred taxes	466	—
Other assets	14,889	9,371

Total assets	$488,565	$405,509

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,146	$3,228
Accrued commissions	1,619	1,639
Accrued payroll and benefits	3,286	2,589
Accrued other expenses	5,945	4,945
Customer advances	684	454
Deferred revenue	1,814	9,768

Total current liabilities	16,494	22,623
Long-term income taxes payable	2,639	6,845
Deferred taxes	—	289

Total liabilities	19,133	29,757

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,448 and 31,253 shares issued and outstanding at December 31, 2011 and 2010, respectively	314	312
Additional paid-in capital	174,093	161,407
Accumulated other comprehensive income (loss)	(1,046)	(162)
Retained earnings	296,071	214,195

Total stockholders' equity	469,432	375,752

Total liabilities and stockholders' equity	$488,565	$405,509

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	$264,108	$244,256	$162,990
Cost of revenue	69,935	62,617	45,239

Gross profit	194,173	181,639	117,751

Operating expenses:
Research and development	38,899	31,467	22,971
Sales and marketing	22,047	19,420	15,034
General and administrative	12,078	11,568	9,737

Total operating expenses	73,024	62,455	47,742

Income from operations	121,149	119,184	70,009
Interest income	172	134	394
Other income (expense), net	430	(72)	2

Income before income taxes	121,751	119,246	70,405
Provision for income taxes	37,063	42,215	24,232

Net income	$84,688	$77,031	$46,173

Earnings per share:
Basic	$2.81	$2.60	$1.57
Diluted	$2.77	$2.56	$1.55
Weighted average shares outstanding:
Basic	30,178	29,584	29,380
Diluted	30,586	30,135	29,850

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2008	30,291	$303	$121,274	$(73)	$115,425	$236,929
Exercise of stock options	243	2	3,165			3,167
Foreign currency translation				190		190	$190
Stock-based compensation expense			6,492			6,492
Net income					46,173	46,173	46,173
Excess income tax benefit related to stock-based compensation plans			822			822
Issuance of restricted common stock under stock plan, net of forfeitures	298	3	(3)			—
Purchase of Company common stock	(612)	(6)			(19,196)	(19,202)
Payment of withholding taxes in connection with vesting of restricted stock	(11)	—			(422)	(422)

Comprehensive income							$46,363

Balance, December 31, 2009	30,209	302	131,750	117	141,980	274,149
Exercise of stock options	824	8	13,408			13,416
Foreign currency translation				(279)		(279)	$(279)
Stock-based compensation expense			8,912			8,912
Net income					77,031	77,031	77,031
Excess income tax benefit related to stock-based compensation plans			7,340			7,340
Issuance of restricted common stock under stock plan, net of forfeitures	332	3	(3)			—
Purchase of Company common stock	(90)	(1)			(3,579)	(3,580)
Payment of withholding taxes in connection with vesting of restricted stock	(22)	—			(1,237)	(1,237)

Comprehensive income							$76,752

Balance, December 31, 2010	31,253	312	161,407	(162)	214,195	375,752
Exercise of stock options	52	1	773			774
Foreign currency translation				(884)		(884)	$(884)
Stock-based compensation expense			10,502			10,502
Net income					84,688	84,688	84,688
Excess income tax benefit related to stock-based compensation plans			1,413			1,413
Issuance of restricted common stock under stock plan, net of forfeitures	195	2	(2)			—
Payment of withholding taxes in connection with vesting of restricted stock	(52)	(1)			(2,812)	(2,813)

Comprehensive income							$83,804

Balance, December 31, 2011	31,448	$314	$174,093	$(1,046)	$296,071	$469,432

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$84,688	$77,031	$46,173
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition:
Depreciation	7,413	6,247	5,368
Amortization	4,293	2,309	1,437
Provision for doubtful accounts	35	—	352
Provision for excess or obsolete inventory	2,070	1,518	1,988
Deferred taxes	(2,558)	(463)	(1,602)
Stock-based compensation	10,502	8,912	6,492
Changes in operating assets and liabilities:
Accounts receivable	(1,527)	(16,728)	9,421
Inventories	(17,271)	(5,173)	(7,570)
Other assets	(95)	404	147
Deferred revenue and customer advances	(7,725)	6,207	545
Accounts payable	(94)	1,596	(1,146)
Accrued expenses	2,092	1,990	(645)
Income taxes	(784)	(3,261)	1,482

Net cash provided by operating activities	81,039	80,589	62,442

Cash flows from investing activities:
Purchases of property and equipment	(11,317)	(14,737)	(7,302)
Purchase of intangible assets	—	(6,580)	—
Acquisition, net of cash acquired	(10,421)	—	—

Net cash used in investing activities	(21,738)	(21,317)	(7,302)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	(232)	—	—
Purchase of Company common stock	—	(3,580)	(19,202)
Proceeds from exercise of stock options	774	13,416	3,167
Payment of withholding taxes in connection with vesting of restricted stock	(2,813)	(1,237)	(422)
Excess income tax benefit related to stock-based compensation plans	1,413	7,340	822

Net cash provided by (used in) financing activities	(858)	15,939	(15,635)

Effect of exchange rate changes on cash and cash equivalents	(266)	(198)	116

Net increase in cash and cash equivalents	58,177	75,013	39,621
Cash and cash equivalents, beginning of year	295,490	220,477	180,856

Cash and cash equivalents, end of year	$353,667	$295,490	$220,477

Supplemental cash flow information:
Cash paid for taxes	$38,461	$38,524	$23,502

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules, subsystems and instrumentation for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company owns two buildings in Chelmsford, Massachusetts, which house its corporate headquarters, manufacturing facility and two design centers. In addition, the Company operates design centers and has sales and technical support staff in Canada, Colorado, Egypt, Norway, Turkey and Virginia, and has sales offices in China, Finland, Germany, India, Japan, Korea, Sweden and the United Kingdom.

        In 2012, the Company has established a new office in Ireland which will serve as the Company's international headquarters.

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

Revenue Recognition

        The Company recognizes revenue for the majority of its business when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Effective January 1, 2010 the Company adopted new guidance, for arrangements that involve multiple elements, which is applicable to arrangements originating or materially modified after such date. This guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. For multiple element arrangements not subject to the new guidance, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. The Company maintains a reserve for potential sales return and allowances. Returns and customer credits, which have historically been immaterial and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to a distributor under an agreement that provides for product return privileges. As a result, the Company defers recognition of such revenue until the product is resold by the distributor.

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

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2008	$234
Provision	352
Utilization	(252)

Balance at December 31, 2009	334
Provision	—
Utilization	—

Balance at December 31, 2010	334
Provision	35
Utilization	(35)

Balance at December 31, 2011	$334

Inventories

        Inventory is stated at the lower of cost (first-in, first-out method) or market value and includes materials, labor, subcontractor costs and manufacturing overhead. The Company reviews the inventory and compares product costs with current market value and writes down any costs in excess of current market value to its net realizable value. Once the Company has written down inventory to its estimated net realizable value, the carrying value is not increased due to subsequent changes in demand forecasts.

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2008	$3,675
Provision	1,988
Utilization	(484)

Balance at December 31, 2009	5,179
Provision	1,518
Utilization	(905)

Balance at December 31, 2010	5,792
Provision	2,070
Utilization	(563)

Balance at December 31, 2011	$7,299

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method applied over the estimated useful lives of the assets, which are generally as follows: machinery and equipment, three to five years; furniture and fixtures, five years; and building, building improvements and related specialty assets, seven to thirty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets.

        Cost of additions and improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired, the related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

Goodwill and Long-Lived Assets

        Goodwill is carried at cost, and totaled $4,524,000 at December 31, 2011 and $289,000 at December 31, 2010. The Company operates in a single reporting unit. In September 2011, the FASB issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance as of the fourth quarter of 2011.

        Applying this new accounting guidance, the Company performed a qualitative assessment of its reporting unit and determined that is was not more-likely-than-not that the fair value of its reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required in 2011.

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

Accounting for Stock-Based Compensation

        The Company measures compensation cost related to stock-based awards at fair value on the date of grant, and recognizes this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The Company considers many factors when estimating expected forfeitures, including the type of the award, employee group, and historical experience. The fair value of restricted stock and restricted stock units is determined based on the excess of the quoted price of the Company's common stock on the date of grant over the exercise price, if any, of the restricted stock and restricted stock units. The fair value of stock options is determined using the Black-Scholes valuation model. The Company did not grant any stock options in 2011, 2010 or 2009.

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

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income (loss). Accumulated other comprehensive loss consists of the following:

	December 31,
	2011	2010
	(in thousands)
Foreign currency translation	$(1,046)	$(162)

Earnings Per Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income per share reflects the dilutive effect of common stock equivalents, such as stock options and restricted stock, under the treasury stock method.

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. At December 31, 2011 and 2010, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through a distributor. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 43.2% in 2011, 36.5% in 2010 and 31.9% in 2009. One customer comprised 16% of our revenue in 2011 and 11% in 2010. No customer accounted for more than 10% of total revenue in 2009.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. Receivables from one customer accounted for 20% and 15% of the Company's outstanding accounts receivable balance at December 31, 2011 and 2010, respectively.

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

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees and other related costs. During 2011, 2010 and 2009, the Company incurred $935,000, $1,257,000 and $3,754,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

3.     Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, "Milestone Method of Revenue Recognition," which amends Accounting

Standards Codification (ASC) 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements. The Company adopted ASU 2010-17 effective January 1, 2011. Such adoption did not have a material effect on the Company's financial position or results of operations.

        In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the EITF)." ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. The Company adopted ASU 2010-29 effective January 1, 2011, and has applied it to business combinations for which the acquisition date is subsequent to that date. Such adoption did not have a material effect on the Company's financial position or results of operations.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 will be effective for the Company on January 1, 2012. The Company does not believe that the adoption of ASU 2011-04 will have a material effect on its financial condition or results of operations.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company does not believe that the adoption of ASU 2011-05 will have a material effect on its financial condition or results of operations.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company on January 1, 2012. Early adoption is permitted and the Company adopted the standard in the fourth quarter of 2011. The adoption did not have a material effect on its financial condition or results of operations.

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

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$309,382	$—	$—	$309,382	$264,308	$—	$—	$264,308

5.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2011	2010
	(in thousands)
Commercial:
Billed	$28,126	$27,541
U.S. government and government prime contractors:
Billed	7,194	5,593
Unbilled	562	1,559
Retainage	138	175

	36,020	34,868
Less: Allowance for doubtful accounts	334	334

Net accounts receivable	$35,686	$34,534

6.     Inventories

        Net inventories consist of the following:

	December 31,
	2011	2010
	(in thousands)
Raw materials	$20,453	$8,067
Work in process	5,783	7,798
Finished goods	12,224	7,354

	$38,460	$23,219

        In the first half of 2011, the Company was advised by one of its foundries that the foundry does not intend to renew its wafer supply agreement with the Company when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, the Company is reducing its use of this foundry for new products, and, over time, intends to reduce and eliminate wafer purchases from this foundry. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At December 31, 2011, raw material inventory includes $12,900,000 representing advance purchases of wafers from this foundry.

7.     Acquisition

        On January 14, 2011, the Company acquired all of the outstanding stock of Arctic Silicon Devices (ASD), a privately held company, for $10,421,000 in cash and the assumption of a $232,000 note payable that was repaid during 2011. ASD is a developer of advanced mixed-signal, integrated circuit technology, located in Trondheim, Norway. The acquisition provides the Company with new IC design and integration capability and a new product line of analog-to-digital converters.

        The assets and liabilities of ASD were recorded at their fair values as of the acquisition date, as follows (in thousands):

Current assets	$174
Other assets	369
Software	900
Completed technology	5,300
Goodwill	4,236
Current liabilities	(326)
Note payable	(232)

Total purchase price, net of cash and cash equivalents acquired	$10,421

        The completed technology will be amortized to cost of revenue over its estimated useful life of 5 years. The software will be amortized to research and development expense over its estimated useful life of 3 years. Goodwill arising from the acquisition will not be deductible for tax purposes.

        ASD's operating results have been included in the Company's results of operations from the acquisition date, and were not material. Pro forma results are not provided as ASD's results of operations were not material. Acquisition costs were not material.

8.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Land and building	$18,009	$15,812
Machinery and equipment	52,691	46,296
Furniture and fixtures	1,146	716
Leasehold improvements	159	162

	72,005	62,986
Less: Accumulated depreciation and amortization	39,455	33,516

Net property and equipment	$32,550	$29,470

        Depreciation and amortization expense related to the Company's property and equipment was $7,413,000, $6,247,000 and $5,368,000 in 2011, 2010 and 2009, respectively.

9.     Intangible Assets

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

        The Company's intangible assets, all of which related to these two agreements and the acquisition of ASD, are included in other assets in the accompanying consolidate balance sheets, and consist of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$15,092	$5,617	$9,475	$8,891	$2,402	$6,489
Non-compete agreement	2,800	2,333	467	2,800	1,773	1,027
Customer relationships	1,969	1,707	262	1,969	1,193	776

Total intangible assets	$19,861	$9,657	$10,204	$13,660	$5,368	$8,292

        The Company's intangible assets are being amortized over their original estimated useful lives, principally 3-5 years. Amortization expense associated with these assets was $4,289,000, $2,301,000 and $1,416,000 in 2011, 2010 and 2009, respectively. The accompanying consolidated statements of operations for 2011, 2010 and 2009 reflect such amortization as $1,076,000, $1,076,000 and $874,000 of sales and marketing expense, $1,556,000, $540,000 and $542,000 of cost of revenue and $1,657,000, $685,000 and $0 of research and development expense, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $3,910,000, $2,564,000, $2,108,000, $1,578,000 and $44,000 for 2012, 2013, 2014, 2015 and 2016, respectively.

10.   Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2011 (in thousands):

2012	$1,278
2013	705
2014	376
2015	166
2016	156
Later years	—

$2,681

        Rental expense during 2011, 2010 and 2009 was $1,288,000, $1,147,000 and $1,013,000, respectively.

Indemnification

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2011 and 2010.

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

11.   Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. The Company may make matching contributions, and may also provide discretionary contributions. During January 2009, the Company matched 100% of participants' contributions up to 10% of compensation. In February 2009, the Company suspended its matching program, and provided no further contributions in 2009. In January 2010, the Company resumed its matching program, and matched 50% of participants' contributions up to 10% of compensation in both 2011 and 2010. In 2011, 2010 and 2009, employer contributions were $994,000, $958,000 and $96,000, respectively. The Company also has retirement plans at non-U.S. locations under similar terms. Employer contributions to those non-U.S. plans were immaterial to the periods presented herein.

12.   Stockholders' Equity

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company's Board of Directors.

        The Company has 5,000,000 shares of authorized but unissued $.01 par value preferred stock. These shares may be issued upon approval of the Board of Directors, without stockholder approval, in one or more series, each of the series to have whatever rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, that the Board of Directors may determine. The rights of the holders of common stock may be adversely affected by the rights of holders of any such preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for others to acquire, or of discouraging others from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has not issued, and has no current plans to issue, any shares of this preferred stock.

        In April 2008, the Company's board of directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to the Company's employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During 2011, the Company did not repurchase any shares of common stock. During 2010, the Company repurchased 89,664 shares of its common stock for $3,580,000. During 2009, the Company repurchased 612,166 shares of its common stock for $19,202,000. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

13.   Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2011	2010	2009
	(in thousands, except per share data)
Basic earnings per share
Net income	$84,688	$77,031	$46,173
Weighted average common shares outstanding	30,178	29,584	29,380

Basic earnings per share	$2.81	$2.60	$1.57

Diluted earnings per share
Net income	$84,688	$77,031	$46,173

Weighted average common shares outstanding	30,178	29,584	29,380
Dilutive effect of stock options and restricted stock	408	551	470

Adjusted weighted average shares—diluted	30,586	30,135	29,850

Diluted earnings per share	$2.77	$2.56	$1.55

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

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and stock appreciation rights. Each restricted stock unit represents the contingent right to receive one share of the Company's common stock. No maximum contractual term is set for awards under the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorized, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2011 is 6,559,000, representing the maximum number of shares of common stock that may be issued under the 2005 Plan.

        Under the 2005 Plan, incentive stock options and nonqualified stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Substantially all options, restricted stock and restricted stock units currently outstanding under both plans vest over a period of four or five years. No stock options were granted in 2011, 2010 or 2009.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2011	2010	2009
Cost of revenue	$2,246	$1,924	$1,630
Research and development	4,309	3,403	2,046
Sales and marketing	1,330	1,118	1,072
General and administrative	2,617	2,467	1,744

Stock-based compensation expense	$10,502	$8,912	$6,492

        All stock-based compensation cost for 2011 related to restricted stock and restricted stock units. Stock-based compensation cost for 2010 includes $1,212,000 related to stock options and $7,700,000 related to restricted stock. Stock-based compensation cost for 2009 includes $2,077,000 related to stock options and $4,415,000 related to restricted stock.

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

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	118,783	$16.09
Options granted	—	—
Options exercised	(52,075)	14.86
Options forfeited / cancelled	—	—

Outstanding at December 31, 2011	66,708	17.06	3.45	$2,156,000

Exercisable at December 31, 2011	66,708	17.06	3.45	2,156,000

Vested or expected to vest at December 31, 2011	66,708	17.06	3.45	2,156,000

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $2,176,000, $26,367,000 and $5,599,000 during 2011, 2010 and 2009, respectively. As of December 31, 2011, all compensation cost related to outstanding stock options has been recognized.

        Information related to restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	673,258	$33.19
Granted	315,294	39.34
Vested	(57,287)	36.24
Forfeited	(17,090)	37.27

Nonvested at December 31, 2009	914,175	35.04
Granted	356,960	51.53
Vested	(94,755)	30.29
Forfeited	(24,484)	39.24

Nonvested at December 31, 2010	1,151,896	40.45
Granted	225,750	54.13
Vested	(221,842)	33.98
Forfeited	(30,779)	43.24

Nonvested at December 31, 2011	1,125,025	44.40

        As of December 31, 2011, total compensation cost not yet recognized related to restricted stock awards was $30,297,000, which is expected to be recognized over a weighted-average period of 3.2 years.

        Information related to restricted stock units granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	—	$—
Granted	32,284	62.86
Vested	—	—
Forfeited	(1,734)	62.81

Nonvested at December 31, 2011	30,550	62.87

        As of December 31, 2011, total compensation cost not yet recognized related to restricted stock units was $1,238,000, which is expected to be recognized over a weighted-average period of 4.1 years.

15.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets:
Inventory reserve	$2,730	$2,166
Reserve for bad debts	125	125
Sales return reserve	439	529
Accrued vacation	428	434
Deferred revenue	178	128
Stock-based compensation	5,239	4,272
Accrued commissions	311	363
Prepaid expenses	(180)	(247)
Other	1,026	408

Total current deferred tax assets	$10,296	$8,178

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(2,772)	$(488)
Net operating loss carryforward	2,941	—
Other	297	199

Total long-term deferred tax assets (liabilities)	$466	$(289)

        At December 31, 2011, the Company has aggregate net operating loss carryforwards in Norway of approximately $10,500,000 which can be carried forward indefinitely.

        The components of the provision for income taxes are as follows:

	2011	2010	2009
	(in thousands)
Current:
Federal	$34,971	$37,761	$24,021
State	3,990	4,491	2,111
Foreign	349	202	(119)
Deferred:
Federal	(752)	(298)	(1,501)
State	(237)	59	(280)
Foreign	(1,258)	—	—

	$37,063	$42,215	$24,232

        In 2011, 2010 and 2009 domestic income before taxes was $122,812,000, $115,757,000 and $69,250,000, respectively, and foreign (loss) income before taxes was $(1,061,000), $3,489,000 and $1,155,000, respectively.

        The Company's effective tax rates differ from the federal statutory tax rate as follows:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.7	2.5	2.3
Domestic production activities deduction	(2.6)	(1.8)	(1.3)
Research and development credits	(0.3)	(0.3)	(1.0)
Foreign income tax benefit	(0.3)	(0.9)	(0.7)
Tax audit and examination settlements	(3.2)	(0.0)	(0.0)
Other	(0.9)	0.9	0.1

	30.4%	35.4%	34.4%

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $1,413,000, $7,340,000 and $822,000 in 2011, 2010 and 2009, respectively.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2011, U.S. income taxes were not provided on a cumulative total of $10,418,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at December 31, 2008	$4,180
Additions based on tax positions related to the current year	786
Additions for tax positions of prior years	400
Reductions for tax positions of prior years	(167)

Balance at December 31, 2009	5,199
Additions based on tax positions related to the current year	1,618
Additions for tax positions of prior years	153
Settlements	(1,114)

Balance at December 31, 2010	5,856
Additions based on tax positions related to the current year	357
Reductions for tax positions of prior years	(3,717)
Settlements	(159)

Balance at December 31, 2011	$2,337

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2011, 2010 and 2009, and there was no material accrual for interest or penalties as of December 31, 2011 or December 31, 2010.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2008-2010; U.S. states 2003-2010; and Germany 2006-2010. In the fourth quarter of 2011, the U.S. Internal Revenue Service (IRS) completed an audit of the Company's consolidated federal income tax return for the tax years 2005-2007. As a result, the Company recognized a favorable tax benefit of $3.7 million. The Company is currently under examination by the IRS for 2008-2010. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

16.   Segment, Major Customers and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, subsystems and instrumentation.

        Revenue from one customer accounted for 16% and 11% of total revenue in 2011 and 2010 respectively. No customer accounted for more than 10% of total revenue in 2009.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2011	2010	2009
	(in thousands)
United States	$119,314	$109,570	$69,566
International	144,794	134,686	93,424

Total revenue	$264,108	$244,256	$162,990

        Revenue from China represented 19%, 17% and 22% of total revenue in 2011, 2010 and 2009, respectively.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

17.   Selected Quarterly Financial Data (Unaudited)

2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$67,241	$68,510	$68,135	$60,222
Gross profit	49,080	49,809	50,740	44,544
Net income	20,178	20,845	22,424	21,241
Basic earnings per share	0.67	0.69	0.74	0.70
Diluted earnings per share	0.66	0.68	0.73	0.69

2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$54,193	$60,314	$64,166	$65,583
Gross profit	39,772	45,108	47,879	48,880
Net income	16,119	19,159	20,835	20,918
Basic earnings per share	0.55	0.65	0.70	0.70
Diluted earnings per share	0.54	0.64	0.69	0.69