Form 10-Q
period 2012-03-31
HITTITE MICROWAVE CORP
filed 2012-05-04
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 26, 2012, Hittite Microwave Corporation had 31,513,454 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

March 31, 2012

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$373,875	$353,667
Accounts receivable, net of allowance for doubtful accounts of $334	32,575	35,686
Inventories	51,512	38,460
Income taxes receivable	—	488
Prepaid expenses and other current assets	2,783	2,063
Deferred taxes	11,097	10,296

Total current assets	471,842	440,660

Property and equipment, net	33,010	32,550
Deferred taxes	1,176	466
Other assets	13,852	14,889

Total assets	$519,880	$488,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,433	$3,146
Accrued commissions	1,504	1,619
Accrued payroll and benefits	3,976	3,286
Accrued other expenses	4,930	5,945
Income taxes payable	8,840	—
Customer advances	623	684
Deferred revenue	2,483	1,814

Total current liabilities	27,789	16,494

Long-term income taxes payable	2,637	2,639
Other liabilities	23	—

Total liabilities	30,449	19,133

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,513 and 31,448 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	315	314
Additional paid-in capital	177,787	174,093
Accumulated other comprehensive loss	(662)	(1,046)
Retained earnings	311,991	296,071

Total stockholders’ equity	489,431	469,432

Total liabilities and stockholders’ equity	$519,880	$488,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011

Revenue	$63,323	$67,241
Cost of revenue	16,682	18,161

Gross profit	46,641	49,080

Operating expenses:
Research and development	11,783	9,426
Sales and marketing	5,635	5,438
General and administrative	3,768	3,008

Total operating expenses	21,186	17,872

Income from operations	25,455	31,208
Interest income	30	40
Other (expense) income, net	(136)	19

Income before income taxes	25,349	31,267
Provision for income taxes	9,357	11,089

Net income	$15,992	$20,178

Earnings per share:
Basic	$0.53	$0.67
Diluted	$0.52	$0.66

Weighted average shares outstanding:
Basic	30,328	30,113
Diluted	30,802	30,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Net income	$15,992	$20,178
Foreign currency translation adjustments	384	247
Comprehensive income	$16,376	$20,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$15,992	$20,178
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition:
Depreciation	1,882	1,694
Amortization	1,043	1,081
Deferred taxes	(1,480)	(1,098)
Provision for excess or obsolete inventory	318	99
Stock-based compensation	3,504	2,761
Changes in operating assets and liabilities:
Accounts receivable	3,097	(3,537)
Inventories	(13,370)	(1,006)
Other assets	(649)	(24)
Deferred revenue and customer advances	607	(3,080)
Accounts payable	2,283	2,231
Accrued expenses	(199)	442
Income taxes	9,325	10,163

Net cash provided by operating activities	22,353	29,904

Cash flows from investing activities:
Purchases of property and equipment	(2,536)	(3,676)
Acquisition, net of cash acquired	—	(10,421)

Net cash used in investing activities	(2,536)	(14,097)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	—	(232)
Proceeds from exercise of stock options	97	333
Payment of withholding taxes in connection with vesting of restricted stock	(72)	(278)
Excess income tax benefit related to stock-based compensation plans	93	449

Net cash provided by financing activities	118	272

Effect of exchange rate changes on cash and cash equivalents	273	195

Net increase in cash and cash equivalents	20,208	16,274
Cash and cash equivalents, beginning of period	353,667	295,490

Cash and cash equivalents, end of period	$373,875	$311,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2012, results of operations for the three-month periods ended March 31, 2012 and 2011 and cash flows for the three-month periods ended March 31, 2012 and 2011 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, subsystems and instrumentation.

2. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company adopted ASU 2011-04 effective January 1, 2012.  Such adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 effective January 1, 2012.  Such adoption did not have a material effect on the Company’s financial position or results of operations.

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

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$319,388	$—	$—	$319,388	$309,382	$—	$—	$309,382

4. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Raw materials	$32,322	$20,453
Work in process	6,722	5,783
Finished goods	12,468	12,224

	$51,512	$38,460

In the first half of 2011, the Company was advised by one of its foundries that the foundry does not intend to renew its wafer supply agreement with the Company when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, the Company is reducing its use of this foundry for new products, and over time, intends to reduce and eliminate wafer purchases from this foundry. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At March 31, 2012, raw material inventory includes $22,400,000 of advance purchases of wafers from this foundry.

5.  Acquisition

On January 14, 2011, the Company acquired all of the outstanding stock of Arctic Silicon Devices (ASD), a privately held company, for $10,421,000 in cash and the assumption of a $232,000 note payable that was repaid during 2011.  ASD is a developer of advanced mixed-signal, integrated circuit technology, located in Trondheim, Norway.  The acquisition provided the Company with new IC design and integration capability and a new product line of analog-to-digital converters.

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

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of March 31, 2012 and December 31, 2011.

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

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Since patent applications often are not disclosed until a patent is issued, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Basic earnings per share:
Net income	$15,992	$20,178

Weighted average common shares outstanding	30,328	30,113

Basic earnings per share	$0.53	$0.67

Diluted earnings per share:
Net income	$15,992	$20,178

Weighted average common shares outstanding	30,328	30,113
Effect of dilutive equity awards	474	439

Adjusted weighted average shares — diluted	30,802	30,552

Diluted earnings per share	$0.52	$0.66

The dilutive effect of outstanding equity awards, in the form of stock options, restricted stock awards and restricted stock units, is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and excess tax benefits on stock-based compensation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Trends and Uncertainties

In the first half of 2011 we were advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we are reducing our use of this foundry for new products, and, over time, intend to reduce and eliminate our wafer purchases from this foundry. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years.

The impact of this transition on our business is uncertain. We have increased, and will continue to increase, our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. This will consume cash and could expose us to increased risk of inventory write-offs. At March 31, 2012, raw material inventory includes $22.4 million of advance purchases of wafers from this foundry. During this transition, we could also experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2012 and 2011

Revenue. In the three months ended March 31, 2012, our revenue decreased $3.9 million, or 5.8%, to $63.3 million, compared with $67.2 million in the corresponding period of 2011. Revenue from sales to customers outside the United States accounted for 51.2% of our total revenue in the three months ended March 31, 2012, compared with 55.4% in the corresponding period of 2011. Our revenue decrease was primarily attributable to a $2.3 million decrease in sales to the microwave and millimeterwave communications market, a $2.3 million decrease in sales to the military market and a $2.2 million decrease in sales to the cellular market partially offset by a $2.1 million increase in sales to the test and measurement market. The decrease in sales to the microwave and millimeterwave communications and cellular markets reflects weaker demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market reflects our completion of a systems contract in 2011, as well as lower pricing on certain military programs. We believe that the growth in sales to the test and measurement market reflects increased market share due to broader range of our product offerings and the increased market acceptance of products we introduced in prior years.

Gross margin. In the three months ended March 31, 2012, our gross margin was 73.7%, compared with 73.0% in the corresponding period of 2011. The increase in gross margin across all products was attributable to a net 230 basis point improvement due to product mix, partially offset by a net 90 basis point decrease due to pricing and a net 70 basis point decrease due to manufacturing costs.   Our gross margin for the three months ended March 31, 2012 was within a normal range and consistent with our historical results.

Research and development expense. In the three months ended March 31, 2012, our research and development expense increased $2.4 million, or 25.0%, to $11.8 million, and represented 18.6% of our revenue, compared with $9.4 million, or 14.0% of our revenue, in the corresponding period of 2011. The increase in our research and development expense was primarily attributable to a $1.1 million increase in personnel costs, a $0.4 million increase in supplies and materials, a $0.3 million increase in equipment costs, a $0.2 million increase in professional fees, a $0.1 million increase in travel costs and a $0.3 million increase in occupancy and other costs.  The increase in personnel costs was primarily due to the growth of our engineering organization, including the opening of our new design centers in Virginia and Egypt in the second half of 2011. We believe that a significant amount of research and development activity will be required for us to remain competitive in the future. As a result, we expect our research and development expense to continue to increase as we invest in the development of new products and, in the near term, to support the translation of certain existing products to other GaAs foundries.

Sales and marketing expense. In the three months ended March 31, 2012, our sales and marketing expense increased $0.2 million, or 3.6%, to $5.6 million, and represented 8.9% of our revenue, compared with $5.4 million, or 8.1% of our revenue, in the corresponding period of 2011. The increase in our sales and marketing expense was primarily attributable to a $0.4 million increase in personnel costs partially offset by a $0.2 million decrease in travel and other costs.  The increase in personnel costs primarily related to increased stock-based compensation expense.

General and administrative expense. In the three months ended March 31, 2012, our general and administrative expense increased $0.8 million, or 25.3%, to $3.8 million, and represented 6.0% of our revenue, compared with $3.0 million, or 4.5% of our revenue, in the corresponding period of 2011. The increase in our general and administrative expense was primarily attributable to a $0.4 million increase in professional fees and a $0.4 million increase in personnel and other costs.  The increase in professional fees primarily related to our global expansion project.

Interest income. In the three months ended March 31, 2012, our interest income was $30,000 compared with $40,000 in the corresponding period of 2011.  Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

Other (expense) income, net.  In the three months ended March 31, 2012, our other expense, net was $136,000 compared with other income, net of $19,000 in the corresponding period of 2011.  The change was primarily due to net foreign currency losses.

Provision for income taxes.  Our provision for income taxes decreased $1.7 million to $9.4 million in the three months ended March 31, 2012, from $11.1 million in the corresponding period of 2011, representing an effective tax rate of 36.9% and 35.5% in 2012 and 2011, respectively.  The effective tax rate increased primarily as a result of a decrease in tax benefits related to U.S. manufacturing activities.

In the second quarter of 2012, we are implementing a global expansion project. The objective of this project is to better service our international customers and better manage our global suppliers.  The impact of this project caused our effective tax rate to increase due to the impact of the ongoing implementation of the new structure.

Liquidity and Capital Resources

As of March 31, 2012, we held $373.9 million of cash and cash equivalents. Cash provided by our operations was $22.4 million in the three months ended March 31, 2012, of which the principal components were our net income of $16.0 million, non-cash charges of $6.7 million and a net decrease in operating assets and liabilities of $1.1 million partially offset by a net increase in deferred taxes of $1.5 million.  The decrease in net operating assets and liabilities includes a $9.3 million net increase in taxes payable, due to the timing of tax payments and receipts, a $3.1 million decrease in accounts receivable, related to the timing of customer shipments and collections, a $2.1 million increase in accounts payable and accrued expenses, due to the timing of disbursements and a $0.6 million increase in deferred revenue and customer advances, due to product shipments under contracts with advanced billings.  These items were partially offset by an increase in inventory of $13.4 million primarily related to the advance purchases of wafers from one of our foundries and an increase in other assets of $0.6 million.

We invested $2.5 million in the purchase of property and capital equipment in the three months ended March 31, 2012, primarily related to building renovations, production tooling and production test equipment.

During the three months ended March 31, 2012, shares issued upon vesting of restricted stock were net of 1,409 shares retained by us to cover employee tax withholdings of $0.1 million paid by us. In addition, we received $0.1 million from the exercise of stock options and $0.1 million from the excess tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares during the three months ended March 31, 2012. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted ASU 2011-04 effective January 1, 2012.  Such adoption did not have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. We adopted ASU 2011-05 effective January 1, 2012.  Such adoption did not have a material effect on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 1a.      Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. Except as required by law, we undertake no obligation to update these risk factors or any forward-looking statements that we make.

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition.

We are unable to predict the future of the global economy, and there is no certainty that our business will grow in the long term. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers, businesses and governments to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributor could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, such as those who serve the military and space industries, place long-term orders with us or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our “turns business”. Accurately forecasting our turns business and our total revenue in any quarter is difficult. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

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

In the first half of 2011, we were advised by one of our foundries, from which we source a substantial portion of our GaAs wafers, that it does not intend to renew its wafer supply agreement with us when it expires in June 2015. Given this change and resulting uncertainty regarding the availability of future supply, we are reducing our use of this foundry for new products, and, over time, intend to reduce and eliminate our wafer purchases from this foundry. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. We have increased, and will continue to increase, our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles, which will consume cash and could expose us to increased risk of inventory write-offs. At March 31, 2012, our raw material inventory included $22.4 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries.  Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a significant degree, our business, revenues, profitability and financial condition could be adversely affected.

Our financial results are exposed to the cyclicality of the semiconductor industry.

The recent market downturn reduced demand in the semiconductor industry as well as numerous other industries, which adversely affected our bookings and revenue in 2011 and the first quarter of 2012. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products.  We, and the semiconductor industry generally, are in a period of weak demand. We experienced recent negative growth and our business is currently impacted by another downturn. This downturn in the electronic systems industry is expected to further adversely impact our revenue and harm our business, financial condition and results of operations.

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

We may be subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

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

Our executive management, sales, marketing and administrative functions in the United States, and a substantial portion of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for most of our products, are carried out at our separate manufacturing facility, also located nearby in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Although we seek to mitigate these risks by maintaining business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, in particular, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

We may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, preventing the processing of transactions and interfering with the accurate reporting of our financial results. They could also result in the unintentional disclosure of confidential information about our company, or our intellectual property, or with respect to our customers and employees. While we have taken, and will continue to take, steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business or our financial condition or operating results.

We may not be able to effectively manage the challenges associated with global business expansion, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.

The recent expansion of our headcount and in the geographical scope of our operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and improve our enterprise resource planning (ERP) and other internal management systems. We purchased an additional facility in Chelmsford, Massachusetts, to which we relocated a portion of our managerial, engineering, sales and administrative functions in January 2011.

We are expanding internationally, including our recent acquisition of Arctic Silicon Devices in Norway and the opening of our new design center in Egypt, which requires significant attention and resources to effectively manage geographically dispersed operations. We have also initiated a long-term global expansion project. This project has many goals, including optimizing how we execute our growing international business. When complete, our new corporate structure will enable us to better service our international customers and better manage our global suppliers. We believe this effort will have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk. In 2012, we have established a new office in Ireland which will serve as our international headquarters.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 43.2% in 2011, 36.5% in 2010 and 31.9% in 2009, and was 42.5% of our revenue during the three months ended March 31, 2012. During 2011 and 2010, one customer accounted for 16% and 11%, respectively of our total sales. No single customer accounted for more than 10% of our total revenue in 2009. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributor, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 54.8%, 55.1% and 57.3% in 2011, 2010 and 2009, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Although our products are used in a variety of markets, our future growth depends to a significant extent on the success of our principal markets, which are automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space and test and measurement systems. Revenue derived from our three largest markets, cellular infrastructure, microwave and millimeterwave communications and military, represented, in the aggregate, 76.8%, 81.1% and 79.3% of our annual revenue in 2011, 2010 and 2009, respectively. Given the current economic climate, the rate at which our principal markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In the near term, we expect that our global expansion project will have the effect of increasing our effective tax rate. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

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

We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, in 2003, the EU adopted its RoHS Directive. Effective

July 1, 2006, the RoHS Directive prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. We have a program in place to meet these customer and governmental requirements, including the RoHS Directive, where applicable to us, by making available versions of our products that do not include lead or other hazardous substances. The European Parliament has also adopted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Further, current or future social and environmental issues or regulations, such as proposed regulations that may require disclosure by us and other manufacturers of the sourcing of certain minerals from the Democratic Republic of the Congo and its adjoining countries, could oblige us to eliminate environmentally sensitive materials from our products, restrict the supply of resources used in production or increase our costs. Environmental laws and regulations such as these could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations.

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

Item 4.           Mine Safety Disclosures

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and March 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2012	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer