Form 10-Q
period 2012-06-30
HITTITE MICROWAVE CORP
filed 2012-08-03
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51448

Hittite Microwave Corporation

(Exact name of Registrant as specified in its charter)

Delaware	04-2854672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Elizabeth Drive

Chelmsford, Massachusetts 01824

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

As of July 26, 2012, Hittite Microwave Corporation had 31,523,137 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

June 30, 2012

PART I.                FINANCIAL INFORMATION

Item 1.                       Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$375,387	$353,667
Accounts receivable, net of allowance for doubtful accounts of $334	34,342	35,686
Inventories	53,986	38,460
Income taxes receivable	—	488
Prepaid expenses and other current assets	2,689	2,063
Deferred taxes	12,184	10,296

Total current assets	478,588	440,660

Property and equipment, net	34,810	32,550
Deferred taxes	2,059	466
Other assets	12,809	14,889

Total assets	$528,266	$488,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,698	$3,146
Accrued commissions	1,622	1,619
Accrued payroll and benefits	4,056	3,286
Accrued other expenses	4,304	5,945
Income taxes payable	245	—
Customer advances	557	684
Deferred revenue	2,082	1,814

Total current liabilities	17,564	16,494

Long-term income taxes payable	1,061	2,639
Other liabilities	53	—

Total liabilities	18,678	19,133

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,523 and 31,448 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	315	314
Additional paid-in capital	181,186	174,093
Accumulated other comprehensive loss	(1,057)	(1,046)
Retained earnings	329,144	296,071

Total stockholders’ equity	509,588	469,432

Total liabilities and stockholders’ equity	$528,266	$488,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Revenue	$65,387	$68,510	$128,710	$135,751
Cost of revenue	16,675	18,701	33,357	36,862

Gross profit	48,712	49,809	95,353	98,889

Operating expenses:
Research and development	12,421	9,365	24,204	18,791
Sales and marketing	5,995	5,480	11,630	10,918
General and administrative	4,072	2,924	7,840	5,932

Total operating expenses	22,488	17,769	43,674	35,641

Income from operations	26,224	32,040	51,679	63,248
Interest income	34	43	65	83
Other income (expense), net	9	188	(128)	207

Income before income taxes	26,267	32,271	51,616	63,538
Provision for income taxes	9,093	11,426	18,450	22,515

Net income	$17,174	$20,845	$33,166	$41,023

Earnings per share:
Basic	$0.57	$0.69	$1.09	$1.36
Diluted	$0.56	$0.68	$1.08	$1.34

Weighted average shares outstanding:
Basic	30,344	30,165	30,336	30,139
Diluted	30,851	30,596	30,826	30,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Net income	$17,174	$20,845	$33,166	$41,023
Foreign currency translation adjustments	(395)	(97)	(11)	150
Comprehensive income	$16,779	$20,748	$33,155	$41,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$33,166	$41,023
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition:
Depreciation	3,843	3,469
Amortization	2,085	2,218
Deferred taxes	(3,475)	(2,181)
Provision for excess or obsolete inventory	937	1,198
Stock-based compensation	6,599	5,333
Changes in operating assets and liabilities:
Accounts receivable	1,323	(2,842)
Inventories	(16,463)	(1,671)
Other assets	(561)	(95)
Deferred revenue and customer advances	142	(5,680)
Accounts payable	1,556	1,591
Accrued expenses	(593)	650
Income taxes	(838)	2,771

Net cash provided by operating activities	27,721	45,784

Cash flows from investing activities:
Purchases of property and equipment	(6,357)	(6,057)
Acquisition, net of cash acquired	—	(10,421)

Net cash used in investing activities	(6,357)	(16,478)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	—	(232)
Proceeds from exercise of stock options	157	458
Payment of withholding taxes in connection with vesting of restricted stock	(93)	(502)
Excess income tax benefit related to stock-based compensation plans	338	834

Net cash provided by financing activities	402	558

Effect of exchange rate changes on cash and cash equivalents	(46)	268

Net increase in cash and cash equivalents	21,720	30,132
Cash and cash equivalents, beginning of period	353,667	295,490

Cash and cash equivalents, end of period	$375,387	$325,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2012, results of operations for the three- and six-month periods ended June 30, 2012 and 2011, comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

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

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$309,395	$—	$—	$309,395	$309,382	$—	$—	$309,382

4. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2012	December 31, 2011

Raw materials	$33,871	$20,453
Work in process	6,365	5,783
Finished goods	13,750	12,224

	$53,986	$38,460

The Company is reducing its dependency on one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At June 30, 2012, raw material inventory includes approximately $22,600,000 of advance purchases of wafers from this foundry.

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

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of June 30, 2012 and December 31, 2011.

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

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Net income	$17,174	$20,845	$33,166	$41,023

Weighted average common shares outstanding	30,344	30,165	30,336	30,139

Basic earnings per share	$0.57	$0.69	$1.09	$1.36

Diluted earnings per share:
Net income	$17,174	$20,845	$33,166	$41,023

Weighted average common shares outstanding	30,344	30,165	30,336	30,139
Effect of dilutive equity awards	507	431	490	435

Adjusted weighted average shares — diluted	30,851	30,596	30,826	30,574

Diluted earnings per share	$0.56	$0.68	$1.08	$1.34

The dilutive effect of outstanding equity awards, in the form of stock options, restricted stock awards and restricted stock units, is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and excess tax benefits on stock-based compensation. Stock awards excluded from the calculation of diluted net income per share, because they were anti-dilutive, were immaterial.

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

Description of Our Revenue, Costs and Expenses

Revenue.    Our revenue is derived primarily from the sale of standard and custom products. We develop standard products from our own specifications, which we sell through our direct sales organization, our network of independent sales representatives, two distributors and our website. We also develop custom products to meet the specialized requirements of individual customers, which are sold by our direct sales organization.

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

Cost of revenue.    Cost of revenue consists primarily of the cost of semiconductor wafers that we purchase from our third-party foundries and other materials such as packages, epoxies, connectors and production masks. Cost of revenue also includes personnel costs and overhead related to our manufacturing and engineering operations, including occupancy and equipment costs, shipping costs, charges for inventory excess and obsolescence and warranty obligations and amortization of related intangible assets.

Research and development.    Research and development expense consists primarily of personnel costs of our research and development organization, third-party consulting costs, costs of development wafers, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test software, related occupancy and equipment costs and amortization of related intangible assets. We expense all research and development costs as incurred.

Sales and marketing.    Sales and marketing expense consists primarily of personnel costs of our sales and marketing organization, sales commissions paid to independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel, related occupancy and equipment costs, amortization of related intangible assets and other marketing costs.

General and administrative.    General and administrative expense consists primarily of personnel costs of our executive management, finance, and other administrative staff, outside professional fees, related occupancy and equipment costs and other corporate expenses.

Trends and Uncertainties

We are reducing our dependency on one of our foundries from which we source a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. We have increased, and will continue to increase, our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. This will consume cash and could expose us to increased risk of inventory write-offs. At June 30, 2012, raw material inventory includes $22.6 million of advance purchases of wafers from this foundry. During this transition, we could also experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, uncollectible accounts receivable, inventories, intangible assets, stock-based compensation, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2012 and 2011

Revenue. In the three months ended June 30, 2012, our revenue decreased $3.1 million, or 4.6%, to $65.4 million, compared with $68.5 million in the corresponding period of 2011. Revenue from sales to customers outside the United States accounted for 53.3% of our total revenue in the three months ended June 30, 2012, compared with 54.3% in the corresponding period of 2011. Our revenue decrease was primarily attributable to a $4.1 million decrease in sales to the cellular market, a $1.7 million decrease in sales to the military market and a $0.5 million decrease in sales to the broadband market, which were partially offset by a $2.4 million increase in sales to the test and measurement market and a $1.2 million increase in sales to the space market.  The decrease in sales to the cellular market reflects weaker demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market primarily relates to our completion of a systems contract in 2011, as well as lower pricing on certain military programs partially offset by increased volume. We believe that the growth in sales to the test and measurement and space markets reflects increased market share due to the broader range of our product offerings and increased market acceptance of products we introduced in prior years.

Gross margin. In the three months ended June 30, 2012, our gross margin was 74.5%, compared with 72.7% in the corresponding period of 2011. The increase in our aggregate gross margin across all products was attributable to a net 340 basis point improvement due to product mix and a net 70 basis point improvement due to lower manufacturing costs, partially offset by a net 230 basis point decrease due to pricing. Our gross margin for the three months ended June 30, 2012 was within a normal range and consistent with our historical results.

Research and development expense. In the three months ended June 30, 2012, our research and development expense increased $3.1 million, or 32.6%, to $12.4 million, and represented 19.0% of our revenue, compared with $9.4 million, or 13.7% of our revenue, in the corresponding period of 2011. The increase in our research and development expense was primarily attributable to a $1.0 million increase in personnel costs, a $0.9 million increase in supplies and materials, a $0.4 million increase in equipment costs and a $0.8 million increase in other costs. The increase in costs was primarily due to the growth of our engineering organization, including the opening of our new design centers in Virginia and Egypt in the second half of 2011, and costs of translation of certain existing products to other GaAs foundries.

Sales and marketing expense. In the three months ended June 30, 2012, our sales and marketing expense increased $0.5 million, or 9.4%, to $6.0 million, and represented 9.2% of our revenue, compared with $5.5 million, or 8.0% of our revenue, in the corresponding period of 2011. The increase in our sales and marketing expense was primarily attributable to a $0.5 million increase in personnel costs and a $0.2 million increase in commissions, partially offset by a $0.2 million decrease in depreciation expense and other costs. The increase in personnel costs primarily related to the growth of our sales organization.

General and administrative expense. In the three months ended June 30, 2012, our general and administrative expense increased $1.1 million, or 39.3%, to $4.1 million, and represented 6.2% of our revenue, compared with $2.9 million, or 4.3% of our revenue, in the corresponding period of 2011. The increase in our general and administrative expense was primarily attributable to a $0.5 million charge related to a U.S. payroll tax audit, a $0.4 million increase in professional fees and other legal costs, and a $0.2 million increase in personnel and other costs.

Interest income. In the three months ended June 30, 2012, our interest income was $34,000 compared with $43,000 in the corresponding period of 2011. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

Other income (expense), net. In the three months ended June 30, 2012, our other income, net was $9,000 compared with $188,000 in the corresponding period of 2011. The change was primarily due to reduced net foreign currency gains.

Provision for income taxes.  Our provision for income taxes decreased $2.3 million to $9.1 million in the three months ended June 30, 2012, from $11.4 million in the corresponding period of 2011, representing an effective tax rate of 34.6% and 35.4% in 2012 and 2011, respectively.  The provision for income taxes includes a $0.7 million benefit related to the resolution of the U.S. Internal Revenue Service’s examination of our fiscal 2008 through 2010 income tax returns and the related decrease in reserves for uncertain tax positions.  The effective tax rate decreased primarily as a result of the resolution of the U.S. tax examination, partially offset by a decrease in tax benefits related to U.S. manufacturing activities. Additionally, in the second quarter of 2012, we completed the initial phase of a global expansion project.  The objective of this project is to better service our international customers and better manage our global suppliers.  The impact of this project caused our effective tax rate to increase due to the initial implementation of the new structure.

Comparison of the Six Month Periods Ended June 30, 2012 and 2011

Revenue. In the six months ended June 30, 2012, our revenue decreased $7.0 million, or 5.2%, to $128.7 million, compared with $135.8 million in the corresponding period of 2011. Revenue from sales to customers outside the United States accounted for 52.3% of our total revenue in the six months ended June 30, 2012, compared with 54.8% in the corresponding period of 2011. Our revenue decrease was primarily attributable to a $6.4 million decrease in sales to the cellular market, a $4.0 million decrease in sales to the military market, a $2.5 million decrease in sales to the microwave and millimeterwave communications market and a $0.9 million decrease in sales to the broadband market, which were  partially offset by a $4.5 million increase in sales to the test and measurement market,  a $1.7 million increase in sales to the space market and a $0.6 million increase in sales to the fiber optics market.  The decrease in sales to the cellular and microwave and millimeterwave communications markets reflects weaker demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market reflects our completion of a systems contract in 2011, as well as lower pricing on certain military programs, partially offset by increased volume. We believe that the growth in sales to the test and measurement and space markets reflects increased market share due to the broader range of our product offerings and increased market acceptance of products we introduced in prior years.

Gross margin. In the six months ended June 30, 2012, our gross margin was 74.1%, compared with 72.8% in the corresponding period of 2011. The increase in our aggregate gross margin across all products was attributable to a net 280 basis point improvement due to product mix and a net 10 basis point improvement due to lower manufacturing costs, partially offset by a net 160 basis point decrease due to pricing. Our gross margin for the six months ended June 30, 2012 was within a normal range and consistent with our historical results.

Research and development expense. In the six months ended June 30, 2012, our research and development expense increased $5.4 million, or 28.8%, to $24.2 million, and represented 18.8% of our revenue, compared with $18.8 million, or 13.8% of our revenue, in the corresponding period of 2011. The increase in our research and development expense was primarily attributable to a $2.1 million increase in personnel costs, a $1.3 million increase in supplies and materials, a $0.7 million increase in equipment costs, a $0.5 million increase in professional fees and a $0.8 million increase in other costs. The increase in costs was primarily due to the growth of our engineering organization, including the opening of our new design centers in Virginia and Egypt in the second half of 2011, and costs of translation of certain existing products to other GaAs foundries.

Sales and marketing expense. In the six months ended June 30, 2012, our sales and marketing expense increased $0.7 million, or 6.5%, to $11.6 million, and represented 9.0% of our revenue, compared with $10.9 million, or 8.0% of our revenue, in the corresponding period of 2011. The increase in our sales and marketing expense was primarily attributable to a $0.9 million increase in personnel cost and a $0.1 million increase in commissions, partially offset by a $0.2 million decrease in depreciation expense and a $0.1 million decrease in travel and other costs. The increase in personnel costs primarily related to the growth of our sales organization.

General and administrative expense. In the six months ended June 30, 2012, our general and administrative expense increased $1.9 million, or 32.2%, to $7.8 million, and represented 6.1% of our revenue, compared with $5.9 million, or 4.4% of our revenue, in the corresponding period of 2011. The increase in our general and administrative expense was primarily attributable to a $0.8 million increase in professional fees and other legal costs, a $0.6 million increase in personnel costs and a $0.5 million charge related to a U.S. payroll tax audit. The increase in professional fees primarily related to our global expansion project.

Interest income. In the six months ended June 30, 2012, our interest income was $65,000 compared with $83,000 in the corresponding period of 2011. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

Other income (expense), net. In the six months ended June 30, 2012, our other expense, net was $128,000 compared with other income, net of $207,000 in the corresponding period of 2011. The change was primarily due to net foreign currency losses.

Provision for income taxes.  Our provision for income taxes decreased $4.1 million to $18.5 million in the six months ended June 30, 2012, from $22.5 million in the corresponding period of 2011, representing an effective tax rate of 35.7% and 35.4% in 2012 and 2011, respectively.  The provision for income taxes includes a $0.7 million benefit related to the resolution of the U.S. Internal Revenue Service’s examination of our fiscal 2008 through 2010 income tax returns and the related decrease in reserves for uncertain tax positions.  The effective tax rate increased primarily as a result of a decrease in tax benefits related to U.S. manufacturing activities partially offset by the resolution of the U.S. tax examination. Additionally, in the second quarter of 2012, we completed the initial phase of a global expansion project.  The objective of this project is to better service our international customers and better manage our global suppliers.  The impact of this project caused our effective tax rate to increase due to the ongoing implementation of the new structure.

Liquidity and Capital Resources

As of June 30, 2012, we held $375.4 million of cash and cash equivalents. Cash provided by our operations was $27.7 million in the six months ended June 30, 2012, of which the principal components were our net income of $33.2 million and non-cash charges of $13.5 million, partially offset by a net increase in operating assets and liabilities of $15.4 million and a net increase in deferred taxes of $3.5 million. The increase in net operating assets and liabilities includes an increase in inventory of $16.5 million primarily related to the advance purchases of wafers from one of our foundries, a $0.8 million net decrease in income taxes payable, due to the timing of tax payments and receipts, a $0.6 million increase in other assets and a $0.6 million decrease in accrued expenses, partially offset by a $1.6 million increase in accounts payable, due to the timing of disbursements, a $1.3 million decrease in accounts receivable, related to the timing of customer shipments and collections, and a $0.2 million increase in deferred revenue and customer advances.

We invested $6.4 million in the purchase of property and equipment in the six months ended June 30, 2012, primarily related to building renovations, production tooling and production test equipment.

During the six months ended June 30, 2012, shares issued upon vesting of restricted stock were net of 1,840 shares retained by us to cover employee tax withholdings of $0.1 million paid by us. In addition, we received $0.2 million from the exercise of stock options and $0.3 million from the excess tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares during the six months ended June 30, 2012. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, as well as foreign currency exchange rate risk.

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

Foreign currency risk.    To date, our international customer sales agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of most of our foreign operations, other than those of our subsidiaries in Ireland, is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are unable to predict the future of the global economy, and there is no certainty that our business will grow in the long term. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers, businesses and governments to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

We are reducing our dependency on one of our foundries from which we source a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. We have increased, and will continue to increase, our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles.  This will consume cash and could expose us to increased risk of inventory write-offs. At June 30, 2012, raw material inventory includes $22.6 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

Our financial results are exposed to the cyclicality of the semiconductor industry.

The recent market downturn reduced demand in the semiconductor industry as well as numerous other industries, which adversely affected our bookings and revenue in 2011 and the first half of 2012. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products.  We, and the semiconductor industry generally, are in a period of weak demand. We experienced recent negative growth and our business is currently impacted by another downturn. This downturn in the electronic systems industry is expected to further adversely impact our revenue and harm our business, financial condition and results of operations.

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

These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems, and their adaptation to our more complex international structure, is a complex and costly process that involves numerous risks, and there can be no assurance that the upgrade of our ERP system will operate free of errors, or that the upgrade will provide the expected benefits. Any failure of the new system to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. In general, if we fail to adequately manage our global business expansion, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

We design and manufacture products in our standard product line based upon our internal assessment and forecasts of market requirements, and our results of operations will be adversely affected if we fail to assess market requirements accurately.

A majority of our revenue is typically derived from sales of our standard products. We order components and materials, such as semiconductor wafers, used in the manufacture of our standard products 12-14 weeks in advance, while our customers typically place orders for those products one to eight weeks in advance, exposing us to inventory and manufacturing costs in advance of anticipated revenue. If we or our customers fail to predict market demand accurately for new and existing standard products, we may experience a delay or reduction of anticipated revenue without having sufficient time to adjust our inventory and operating expenses. Our customer’s requested lead times have recently been decreasing. As the number of products we offer increases, and our customers’ expected lead times grow shorter, we may be required to carry larger amounts of inventory and may be exposed to increased inventory risk.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 43.2% in 2011, 36.5% in 2010 and 31.9% in 2009, and was 42.7% of our revenue during the six months ended June 30, 2012. During 2011 and 2010, one customer accounted for 16% and 11%, respectively of our total sales. No single customer accounted for more than 10% of our total revenue in 2009. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies in order to adapt to emerging customer requirements and competitive market conditions. Our access to advanced GaAs semiconductor process technologies for new product development may be adversely affected by the transition away from one of our principal foundry suppliers discussed above. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.

Our business depends on international customers, suppliers and operations, and as a result we are subject to regulatory, operational, financial and political risks which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 54.8% in 2011, 55.1% in 2010, and 57.3% in 2009, and was 52.3% of our revenue during the six months ended June 30, 2012. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Eudyna, IDT, Linear Technology, M/A-COM, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

We generate a portion of our revenue from sales made by third parties, including our independent sales representatives and our distributors, and the failure to manage successfully our relationships with these third parties could cause our revenue to decline and harm our business.

We rely in part upon third parties, including our independent sales representatives and our distributors, Future Electronics and Digi-Key Corporation, to promote our products, generate demand and sales leads, and obtain orders for our products. In addition, these parties provide technical sales support to our customers. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major sales representative or our distributors could have a negative effect on our sales, financial results and ability to support our customers. These parties are engaged under short-term contracts, which typically may be terminated by either party on 30 to 60 days notice. It generally takes approximately three to six months for a third party such as a sales representative to become educated about our products and capable of providing quality sales and technical support to our customers. If we were to terminate our relationship with one of our distributors or one of our larger sales representatives, or if one of them decided to discontinue its relationship with us, sales to current and prospective customers could be disrupted or delayed, and we could experience a diversion of substantial time and resources as we seek to identify, contract with and train a replacement.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended March 31, 2012)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-Q for the quarter ended March 31, 2012)

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and June 30, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2012 and June 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2012	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer