Form 10-Q
period 2012-09-30
HITTITE MICROWAVE CORP
filed 2012-11-02
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, Hittite Microwave Corporation had 31,515,753 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

September 30, 2012

PART I.                  FINANCIAL INFORMATION

Item 1.                         Financial Statements

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$342,726	$353,667
Marketable securities	50,092	—
Accounts receivable, net of allowance for doubtful accounts of $334	33,317	35,686
Inventories	60,020	38,460
Income taxes receivable	2,134	488
Deferred taxes	13,281	10,296
Prepaid expenses and other current assets	3,045	2,063

Total current assets	504,615	440,660

Property and equipment, net	35,840	32,550
Deferred taxes	2,453	466
Other assets	11,770	14,889

Total assets	$554,678	$488,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,754	$3,146
Accrued commissions	1,337	1,619
Accrued payroll and benefits	4,890	3,286
Accrued other expenses	10,019	5,945
Customer advances	1,030	684
Deferred revenue	1,510	1,814

Total current liabilities	22,540	16,494

Long-term income taxes payable	1,121	2,639
Other liabilities	87	—

Total liabilities	23,748	19,133

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,516 and 31,448 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	315	314
Additional paid-in capital	184,757	174,093
Accumulated other comprehensive loss	(747)	(1,046)
Retained earnings	346,605	296,071

Total stockholders’ equity	530,930	469,432

Total liabilities and stockholders’ equity	$554,678	$488,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Revenue	$67,170	$68,135	$195,880	$203,886
Cost of revenue	17,762	17,395	51,119	54,257

Gross profit	49,408	50,740	144,761	149,629

Operating expenses:
Research and development	12,549	9,109	36,753	27,900
Sales and marketing	6,017	5,428	17,647	16,346
General and administrative	3,290	2,924	11,130	8,856

Total operating expenses	21,856	17,461	65,530	53,102

Income from operations	27,552	33,279	79,231	96,527
Interest income	39	37	103	120
Other income (expense), net	13	199	(114)	406

Income before income taxes	27,604	33,515	79,220	97,053
Provision for income taxes	9,915	11,091	28,365	33,606

Net income	$17,689	$22,424	$50,855	$63,447

Earnings per share:
Basic	$0.58	$0.74	$1.68	$2.10
Diluted	$0.57	$0.73	$1.65	$2.07

Weighted average shares outstanding:
Basic	30,361	30,199	30,345	30,159
Diluted	30,924	30,592	30,859	30,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Net income	$17,689	$22,424	$50,855	$63,447
Foreign currency translation adjustments	308	(757)	297	(607)
Unrealized gain on marketable securities, net of tax	2	—	2	—
Comprehensive income	$17,999	$21,667	$51,154	$62,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$50,855	$63,447
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition:
Depreciation	6,011	5,284
Amortization	3,158	3,255
Deferred taxes	(4,942)	(3,315)
Provision for excess and obsolete inventory	1,864	1,643
Stock-based compensation	10,067	7,907
Changes in operating assets and liabilities:
Accounts receivable	2,359	1,528
Inventories	(23,424)	(6,770)
Other assets	(848)	(435)
Deferred revenue and customer advances	44	(7,330)
Accounts payable	596	3,151
Accrued expenses	5,627	2,059
Income taxes	(3,160)	3,507

Net cash provided by operating activities	48,207	73,931

Cash flows from investing activities:
Purchases of property and equipment	(9,487)	(8,187)
Purchases of marketable securities	(50,119)	—
Acquisition, net of cash acquired	—	(10,421)

Net cash used in investing activities	(59,606)	(18,608)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	—	(232)
Proceeds from exercise of stock options	258	629
Payment of withholding taxes in connection with vesting of restricted stock	(321)	(788)
Excess income tax benefit related to stock-based compensation plans	340	834

Net cash provided by financing activities	277	443

Effect of exchange rate changes on cash and cash equivalents	181	(126)

Net (decrease) increase in cash and cash equivalents	(10,941)	55,640
Cash and cash equivalents, beginning of period	353,667	295,490

Cash and cash equivalents, end of period	$342,726	$351,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim condensed consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2012, results of operations for the three- and nine-month periods ended September 30, 2012 and 2011, comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011 and cash flows for the nine-month periods ended September 30, 2012 and 2011 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 effective January 1, 2012.  Such adoption did not have a material effect on the Company’s financial position or results of operations.

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

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$269,321	$—	$—	$269,321	$309,382	$—	$—	$309,382
Marketable securities	50,092	—	—	50,092	—	—	—	—
Total	$319,413	$—	$—	$319,413	$309,382	$—	$—	$309,382

The Company’s portfolio of marketable securities consists of treasury bills and treasury notes, which are classified as available-for-sale. Treasury bills and treasury notes consist of debt securities issued by the U.S. government.  Gross unrealized gains and losses are immaterial for the periods presented.  The effective maturity dates of these investments are less than one year.

4. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2012	December 31, 2011

Raw materials	$37,663	$20,453
Work in process	8,268	5,783
Finished goods	14,089	12,224

	$60,020	$38,460

The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At September 30, 2012, raw material inventory includes approximately $27,500,000 of advance purchases of wafers from this foundry.

5.  Acquisition

On January 14, 2011, the Company acquired all of the outstanding stock of Arctic Silicon Devices (ASD), a privately held company, for $10,421,000 in cash and the assumption of a $232,000 note payable that was repaid during 2011.  ASD was a developer of advanced mixed-signal, integrated circuit technology, located in Trondheim, Norway.  The acquisition provided the Company with new integrated circuit design and integration capability and a new product line of analog-to-digital converters.

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

6. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of September 30, 2012 and December 31, 2011.

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

Intellectual Property Claims

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the Company’s. Because patent applications often are not disclosed until a patent is issued, it is not always possible for the Company to know whether patent applications are pending that might be infringed by its products, and there could be issued patents that are pertinent to the Company’s business of which it is not aware. The Company’s products may also be claimed to infringe intellectual property rights of others as a result of activities by its foundries or other suppliers with respect to which it has no control or knowledge.

The Company has from time to time been the subject of litigation alleging that sales by the Company of its products infringe patents held by such third parties. In addition, the Company has from time to time received letters asserting that it infringes patents held by third parties that have not resulted in litigation. The Company has incurred significant costs in investigating and defending intellectual property claims, and there can be no assurance that pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. Claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company’s working relationships with its foundries and customers, damage its reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If any of the Company’s products were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Net income	$17,689	$22,424	$50,855	$63,447

Weighted average common shares outstanding	30,361	30,199	30,345	30,159

Basic earnings per share	$0.58	$0.74	$1.68	$2.10

Diluted earnings per share:
Net income	$17,689	$22,424	$50,855	$63,447

Weighted average common shares outstanding	30,361	30,199	30,345	30,159
Effect of dilutive equity awards	563	393	514	421

Adjusted weighted average shares — diluted	30,924	30,592	30,859	30,580

Diluted earnings per share	$0.57	$0.73	$1.65	$2.07

The dilutive effect of outstanding equity awards, in the form of stock options, restricted stock awards and restricted stock units, is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and excess tax benefits related to stock-based awards. Stock awards excluded from the calculation of diluted net income per share, because they were anti-dilutive, were immaterial.

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

Although most of our revenue is derived from sales of our products, we also receive a small percentage of our revenue from customer-sponsored research and development activities. These activities range from pure research, in which we investigate integrated circuit, or IC, design techniques on new semiconductor technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications.

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

Trends and Uncertainties

We are transitioning away from one of our foundries from which we source a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. We have increased, and will continue to increase, our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. This will consume cash and could expose us to increased risk of inventory write-offs. At September 30, 2012, raw material inventory includes $27.5 million of advance purchases of wafers from this foundry. During this transition, we could also experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

Revenue. In the three months ended September 30, 2012, our revenue decreased $1.0 million, or 1.4%, to $67.2 million, compared with $68.1 million in the corresponding period of 2011. Revenue from sales to customers outside the United States accounted for 51.3% of our total revenue in the three months ended September 30, 2012, compared with 55.6% in the corresponding period of 2011. Our revenue decrease was primarily attributable to a $1.9 million decrease in sales to the microwave and millimeterwave communications market, a $1.4 million decrease in sales to the cellular market and a $1.3 million decrease in sales to the military market, which were partially offset by a $2.5 million increase in sales to the space market and a $1.0 million increase in sales to the test and measurement market. The decrease in sales to the microwave and millimeterwave communications and cellular markets reflects weaker demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market primarily relates to our completion of a systems contract in 2011, as well as lower pricing on certain military programs partially offset by increased volume. We believe that the growth in sales to the test and measurement and space markets reflects increased market share due to the broader range of our product offerings and increased market acceptance of products we introduced in prior years.

Gross margin. In the three months ended September 30, 2012, our gross margin was 73.6%, compared with 74.5% in the corresponding period of 2011. The decrease in our aggregate gross margin across all products was attributable to a net 320 basis point decrease due to pricing partially offset by a net 130 basis point improvement due to lower manufacturing costs and a net 100 basis point improvement due to product mix. Our gross margin for the three months ended September 30, 2012 was within a normal range and consistent with our historical results.

Research and development expense. In the three months ended September 30, 2012, our research and development expense increased $3.4 million, or 37.8%, to $12.5 million, and represented 18.7% of our revenue, compared with $9.1 million, or 13.4% of our revenue, in the corresponding period of 2011. The increase in our research and development expense was primarily attributable to a $0.9 million increase in professional fees, a $0.8 million reduction in funding received from various foreign government research and development incentive programs, a $0.5 million increase in personnel costs, a $0.5 million increase in supplies and materials, a $0.4 million increase in equipment costs and a $0.3 million increase in other costs. The increase in costs was primarily due to the growth of our engineering organization, including the opening of our new design centers in Virginia and Egypt in the fourth quarter of 2011, and costs of translation of certain existing products to other GaAs foundries.

Sales and marketing expense. In the three months ended September 30, 2012, our sales and marketing expense increased $0.6 million, or 10.9%, to $6.0 million, and represented 9.0% of our revenue, compared with $5.4 million, or 8.0% of our revenue, in the corresponding period of 2011. The increase in our sales and marketing expense was primarily attributable to a $0.7 million increase in personnel costs and a $0.1 million increase in travel costs partially offset by a $0.2 million decrease in commissions and other costs.

General and administrative expense. In the three months ended September 30, 2012, our general and administrative expense increased $0.4 million, or 12.5%, to $3.3 million, and represented 4.9% of our revenue, compared with $2.9 million, or 4.3% of our revenue, in the corresponding period of 2011. The increase in our general and administrative expense was primarily attributable to a $0.2 million increase in personnel costs and a $0.2 million increase in professional fees.

Interest income. In the three months ended September 30, 2012, our interest income was $39,000 compared with $37,000 in the corresponding period of 2011. Interest income in both periods reflects the low effective yields that were available due to the current market conditions.

Other income (expense), net. In the three months ended September 30, 2012, our other income, net was $13,000 compared with $199,000 in the corresponding period of 2011. The change was primarily due to reduced net foreign currency gains.

Provision for income taxes.  Our provision for income taxes decreased $1.2 million to $9.9 million in the three months ended September 30, 2012, from $11.1 million in the corresponding period of 2011, representing an effective tax rate of 35.9% and 33.1% in 2012 and 2011, respectively.  The effective tax rate increased as a result of a decrease in tax benefits related to U.S. manufacturing activities.  Additionally, in the second quarter of 2012, we completed the initial phase of a global expansion project.  The objective of this project is to better service our international customers and better manage our global suppliers.  The impact of this project caused our effective tax rate to increase due to the ongoing implementation of the new global corporate structure.

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

Revenue. In the nine months ended September 30, 2012, our revenue decreased $8.0 million, or 3.9%, to $195.9 million, compared with $203.9 million in the corresponding period of 2011. Revenue from sales to customers outside the United States accounted for 51.9% of our total revenue in the nine months ended September 30, 2012, compared with 55.1% in the corresponding period of 2011. Our revenue decrease was primarily attributable to a $7.7 million decrease in sales to the cellular market, a $5.3 million decrease in sales to the military market and a $4.5 million decrease in sales to the microwave and millimeterwave communications market, which were partially offset by a $5.5 million increase in sales to the test and measurement market and a $4.2 million increase in sales to the space market. The decrease in sales to the cellular and microwave and millimeterwave communications markets reflects weaker demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market reflects our completion of a systems contract in 2011, as well as lower pricing on certain military programs, partially offset by increased volume. We believe that the growth in sales to the test and measurement and space markets reflects increased market share due to the broader range of our product offerings and increased market acceptance of products we introduced in prior years.

Gross margin. In the nine months ended September 30, 2012, our gross margin was 73.9%, compared with 73.4% in the corresponding period of 2011. The increase in our aggregate gross margin across all products was attributable to a net 190 basis point improvement due to product mix and a net 70 basis point improvement due to lower manufacturing costs, partially offset by a net 210 basis point decrease due to pricing. Our gross margin for the nine months ended September 30, 2012 was within a normal range and consistent with our historical results.

Research and development expense. In the nine months ended September 30, 2012, our research and development expense increased $8.9 million, or 31.7%, to $36.8 million, and represented 18.8% of our revenue, compared with $27.9 million, or 13.7% of our revenue, in the corresponding period of 2011. The increase in our research and development expense was primarily attributable to a $2.6 million increase in personnel costs, a $1.8 million increase in supplies and materials, a $1.3 million increase in professional fees, a $1.2 million increase in equipment costs, a $0.9 million reduction in funding received from various foreign government research and development incentive programs, a $0.4 million increase in depreciation and a $0.7 million increase in occupancy and other costs. The increase in costs was primarily due to the growth of our engineering organization, including the opening of our new design centers in Virginia and Egypt in the fourth quarter of 2011, and the costs of translation of certain existing products to other GaAs foundries.

Sales and marketing expense. In the nine months ended September 30, 2012, our sales and marketing expense increased $1.3 million, or 8.0%, to $17.6 million, and represented 9.0% of our revenue, compared with $16.3 million, or 8.0% of our revenue, in the corresponding period of 2011. The increase in our sales and marketing expense was primarily attributable to a $1.5 million increase in personnel cost partially offset by a $0.2 million decrease in depreciation and other costs.

General and administrative expense. In the nine months ended September 30, 2012, our general and administrative expense increased $2.3 million, or 25.7%, to $11.1 million, and represented 5.7% of our revenue, compared with $8.9 million, or 4.3% of our revenue, in the corresponding period of 2011. The increase in our general and administrative expense was primarily attributable to a $1.0 million increase in professional fees and other legal costs, a $0.8 million increase in personnel costs and a $0.5 million charge related to a U.S. payroll tax audit. The increase in professional fees primarily related to our global expansion project.

Interest income. In the nine months ended September 30, 2012, our interest income was $103,000 compared with $120,000 in the corresponding period of 2011. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

Other income (expense), net. In the nine months ended September 30, 2012, our other expense, net was $114,000 compared with other income, net of $406,000 in the corresponding period of 2011. The change was primarily due to net foreign currency losses.

Provision for income taxes.  Our provision for income taxes decreased $5.2 million to $28.4 million in the nine months ended September 30, 2012, from $33.6 million in the corresponding period of 2011, representing an effective tax rate of 35.8% and 34.6% in 2012 and 2011, respectively.  The decrease in the provision for income taxes includes a $0.7 million benefit related to the resolution of the U.S. Internal Revenue Service’s examination of our fiscal 2008 through 2010 income tax returns and the related decrease in reserves for uncertain tax positions.  The effective tax rate increased primarily as a result of a decrease in tax benefits related to U.S. manufacturing activities partially offset by the resolution of the U.S. tax examination.  Additionally, in the second quarter of 2012, we completed the initial phase of a global expansion project.  The objective of this project is to better service our international customers and better manage our global suppliers.  The impact of this project caused our effective tax rate to increase due to the ongoing implementation of the new global corporate structure.

Liquidity and Capital Resources

As of September 30, 2012, we held $342.7 million of cash and cash equivalents. Cash provided by our operations was $48.2 million in the nine months ended September 30, 2012, of which the principal components were our net income of $50.9 million and non-cash charges of $21.1 million, partially offset by a net increase in operating assets and liabilities of $18.8 million and a net increase in deferred taxes of $4.9 million. The increase in net operating assets and liabilities includes an increase in inventory of $23.4 million primarily related to the advance purchases of wafers from a foundry we are transitioning from, a $3.2 million net increase in income taxes receivable, due to the timing of tax payments and receipts and a $0.8 million increase in other assets, partially offset by a $6.2 million increase in accounts payable and accrued expenses, due to the timing of disbursements and a $2.3 million decrease in accounts receivable, related to the timing of customer shipments and collections.

We invested $9.5 million in the purchase of property and equipment in the nine months ended September 30, 2012, primarily related to building renovations, production tooling and production test equipment.  We purchased $50.1 million of marketable securities in the nine months ended September 30, 2012, comprised of United States government treasury notes and bills.

During the nine months ended September 30, 2012, shares issued upon vesting of restricted stock were net of 6,189 shares retained by us to cover employee tax withholdings of $0.3 million paid by us. In addition, we received $0.3 million from the exercise of stock options and $0.3 million from the excess tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares during the nine months ended September 30, 2012. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted ASU 2011-04 effective January 1, 2012.  Such adoption did not have a material effect on our financial position or results of operations.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash, cash equivalents and marketable securities, as well as foreign currency exchange rate risk.

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

Foreign currency risk.    To date, our international customer sales agreements have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of most of our foreign operations, other than that of our subsidiaries in Ireland, is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in any individual foreign currency exchange rate would have a material impact on our financial position or results of operations.

Item 4.                          Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that we record, process, summarize and report the information we must disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 1a.      Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. Except as required by law, we undertake no obligation to update these risk factors or any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012, reflect

•      the addition of one new risk factor, which is captioned, “New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers;”

•      the deletion of language related to conflict minerals from our risk factor entitled “In order to comply with current and pending environmental and climate change laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations we could be subject to substantial fines or be required to suspend production, alter manufacturing processes or cease operations;” and

•      The addition of disclosure concerning risks related to our new warehouse facility in Malaysia to the risk factors entitled “Operations at our Chelmsford, Massachusetts facilities and at our new warehouse facility in Malaysia that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control,” and “We may not be able to effectively manage the challenges associated with global business expansion, including the need to make improvements in our infrastructure and systems, and any failure by us to manage these challenges could harm our business and operating results.”

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

We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cobham in Virginia, Global Communications Semiconductors in California, IBM in Vermont, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon and Texas, TowerJazz in California, TSMC in Washington and Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally have not had long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for a period of one year.

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

The number of foundries that can provide the advanced gallium arsenide, or GaAs, processes that currently account for most of our wafer purchases is limited. Growth in global demand for RF components, particularly for use in smart phones and other mobile devices, has led to higher utilization at many GaAs foundries, and at least one of our foundries has experienced capacity constraints that have affected its operations. Several of our foundries, including TriQuint Semiconductor, UMS and (to a lesser extent) Northrop Grumman, also compete with us in the business of developing and selling semiconductor ICs, which could affect their willingness to continue to supply us or others with foundry services or otherwise result in their having objectives that conflict with ours. As a result of these or other factors, one or more of our foundries or other suppliers could in the future be unable to, or elect not to, make available to us adequate manufacturing capacity to meet our requirements, extend their lead times or seek to increase the prices of materials we purchase from them as their contracts with us expire. If any of these events were to occur, our operations could be adversely affected.

We are in the process of transitioning away from one of our principal foundry suppliers, which creates uncertainties that could affect our business, revenues, profitability and financial condition.

We are in the process of transitioning away from one of our principal foundries from which we source a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. We have increased, and will continue to increase, our purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles.  This will consume cash and could expose us to increased risk of inventory write-offs. At September 30, 2012, raw material inventory includes $27.5 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

Our financial results are exposed to the cyclicality of the semiconductor industry.

The recent market downturn reduced demand in the semiconductor industry as well as numerous other industries, which adversely affected our bookings and revenue in 2011 and the first three quarters of 2012. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products.  We, and the semiconductor industry generally, are in a period of weak demand. We experienced recent negative growth and have been impacted by another downturn. This period of weak demand could further adversely impact our revenue and harm our business, financial condition and results of operations.

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

Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2008 has ranged from a low of 70.1% to a high of 74.8%, including sequential, quarterly variations as high as 2.8 percentage points. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption, charges for excess or obsolescent inventory, changes in manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by variations in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging and test subcontractors that supply us with critical materials and services, that are beyond our control. Our margins may also be adversely affected by the transition away from one of our principal foundry suppliers discussed above. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

We may be subject to claims that we are infringing third-party intellectual property rights, which could result in costly and lengthy litigation that could harm our business.

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. Because patent applications often are not disclosed until a patent issues, it is not always possible for us to know whether patent applications are pending that might be infringed by our products, and there could be issued patents that are pertinent to our business of which we are not aware. Our products may also be claimed to infringe intellectual property rights of others as a result of activities by our foundries or other suppliers with respect to which we have no control or knowledge. In connection with the sale of our products, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and we agree to indemnify customers against third-party claims of such infringement.

We have from time to time been the subject of litigation alleging that sales by us of our products infringe patents held by such third parties. We have also from time to time received letters asserting that we infringe patents held by third parties that have not resulted in litigation. We have incurred significant costs in investigating and defending these actions and claims, and there can be no assurance that these or any other pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to us. Any claims relating to the alleged infringement by us of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm our working relationships with our foundries and customers, damage our reputation, result in substantial and unanticipated costs associated with litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by us of substantial damages. If any of our products were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, we could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, we could be required to withdraw the infringing product from the market.

Operations at our Chelmsford, Massachusetts facilities and at our new warehouse facility in Malaysia that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control.

Our executive management, sales, marketing and administrative functions in the United States, and a substantial portion of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for most of our products, are carried out at our separate manufacturing facility, also located nearby in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Additionally, a substantial portion of our raw materials inventory is held in a warehouse facility operated by a third party in Malaysia, and is subject to risks of theft, fire, earthquake, flooding and other similar casualty risks. Although we seek to mitigate these risks by maintaining business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, or our Malaysia warehouse, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, processes which could take many months. Even if alternative assembly and test capacity or sources of supply is available, we may not be able to obtain it on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

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

The recent expansion of our headcount and in the geographical scope of our operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and improve our enterprise resource planning, or ERP, system and other internal management systems.

We are expanding internationally, including our acquisition of Arctic Silicon Devices in Norway, the establishment of our international operations center in Ireland, the opening of our new design center in Egypt and establishment of a new warehouse facility in Malaysia. Hittite requires significant attention and resources to effectively manage geographically dispersed operations. Our long-term global expansion project has many goals, including optimizing how we execute our growing international business. When complete, our new corporate structure will enable us to better service our international customers and better manage our global suppliers. We believe this effort will have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 43.2% in 2011, 36.5% in 2010 and 31.9% in 2009, and was 42.1% of our revenue during the nine months ended September 30, 2012. During 2011 and 2010, one customer accounted for 16% and 11%, respectively of our total sales. No single customer accounted for more than 10% of our total revenue in 2009. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 54.8% in 2011, 55.1% in 2010, and 57.3% in 2009, and was 51.9% of our revenue during the nine months ended September 30, 2012. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These requirements will require companies to perform diligence and to report annually whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock

As previously disclosed, we maintain a stock repurchase program, originally authorized in April 2008, that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this publicly announced program during the three months ended September 30, 2012. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award that have a fair market value (as of the date the withholding is effected) sufficient to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient’s behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

During the three months ended September 30, 2012, an aggregate of 4,349 shares were retained by us to cover aggregate employee tax withholdings of $228,000, as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
July 2012	9	$47.20	—
August 2012	3,946	52.16	—
September 2012	394	55.45	—
Total	4,349		—	$48,915

(1) Represents the weighted average closing price per share of the shares withheld in satisfaction of withholding tax obligations, as reported by the Nasdaq Stock Market, as of the date the withholding was effected.

(2) Value based on an aggregate of 881,825 shares at an assumed purchase price of $55.47 per share, which was the last sale price of our common stock on September 30, 2012, as reported by the Nasdaq Global Market. Does not reflect the value of shares that may be retained to satisfy future employee tax withholding obligations.

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and September 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2012	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer