Form 10-K
period 2012-12-31
HITTITE MICROWAVE CORP
filed 2013-02-26
CIK 1130866

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was $1,590,970,238.

         As of February 14, 2013 there were 31,547,817 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits (ICs), modules, subsystems and instrumentation for technically demanding radio frequency (RF) microwave and millimeterwave applications. As a result of our 28 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

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

  •
  broad product portfolio, comprising 36 product lines;

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

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules, subsystems and instrumentation that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2012, we had more than 1,000 standard products which may be categorized for descriptive purposes into 36 functional product lines:

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

  •
  phase shifters

  •
  power detectors

  •
  sensors

  •
  signal conditioners

  •
  signal generators/instrumentation

  •
  successive detection logarithmic video amplifiers

  •
  switches

  •
  transimpedance amplifiers

  •
  transceivers

  •
  variable gain amplifiers

  •
  voltage controlled oscillators and phase locked oscillators

        We offer our products in a wide variety of packaging formats, as well as in modules, subsystems and instrumentation, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced two new product lines in 2012, four in 2011, and six in 2010. We introduced 54 new standard products in 2012, 82 in 2011, and 122 in 2010. In 2012, we also introduced a comparable number of products directly to customers. These products are generally not publicly released for competitive reasons.

        Diverse customer base, markets and applications.    The diversity of our customers, markets and applications provides us with multiple long-term growth opportunities. In 2012, we sold our products to approximately 3,500 commercial and U.S. government customers for use in a variety of applications and markets worldwide. Our principal markets include:

Automotive	•	telematics and GPS systems
	•	collision avoidance, blind spot detection and intelligent cruise control
	•	pre-collision sensors
	•	traffic monitoring and control

Broadband	•	cable TV and cable modems
	•	direct broadcast satellite
	•	fixed and mobile wireless networks
	•	video and communications control and distribution
Cellular Infrastructure	•	3G and 4G cellular telephone base stations and repeaters
	•	E911 and GPS location systems
Fiber Optic	•	communications infrastructure
	•	fiber optic test equipment
	•	networking and storage test equipment
	•	network data communications equipment
Microwave and Millimeterwave Communications	•	high and low capacity point-to-point and point-to-multi-point radio systems
	•	very small aperture terminal (VSAT) systems
	•	short range local area enterprise networks
Military	•	communications systems
	•	radar, guidance and electronic countermeasure systems
	•	sensing and detection platforms
Space	•	communication and imaging payloads
	•	command, control and communications for commercial, scientific and military spacecraft
Test and Measurement	•	medical and industrial imaging systems
	•	homeland security systems
	•	telecommunications test equipment
	•	general electronics test equipment
	•	scientific and industrial equipment

        Many of our standard products are purchased by a variety of customers in different markets for use in numerous types of applications. We believe that the diversity of our customers, markets and applications helps mitigate the impact on our business due to fluctuations in demand from any particular customer or industry.

        Multi-channel sales and support capabilities.    Due to the technical nature of our products and markets, we utilize a multi-channel sales and support model that is intended to facilitate our customers' evaluation and selection of our products. Our sales and support channels include our direct sales force, our applications engineering staff, our worldwide network of independent sales representatives, distribution partners and our website.

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

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, a distributor and our website. We currently offer more than 1,000 standard products across 36 product lines. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other supplier. The standard products listed on our website generally are purchased by multiple customers for use in a variety of applications.

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

  •
  Automatic gain control.    Automatic gain control (AGC) devices sample the input signal power level and adjust the output power of the signal to a user specified level via an analog or digital control signal feedback loop circuit. Our analog AGCs are a compact RF or microwave power control solution that combine our linear amplifier, linear attenuator, and high accuracy power detector technologies with analog or digital control circuitry in a single package.

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

  •
  Filters-tunable.    Tunable filters provide variable bandwidth across a frequency range and are used in radio receivers, transmitters, test instrumentation, military, space and industrial applications to remove unwanted mixer image signals or undesirable local oscillator harmonics, or may be used for baseband anti-alias protection. We offer four types of tunable filters:

  •
  band pass filters that offer user-selectable pass band frequencies and cover the frequency spectrum from 1.0 to 38.0 GHz;

  •
  band reject filters that offer a user-selectable cutoff frequency and cover frequency bands from 0.1 to 25 GHz;

  •
  low pass filters that offer a user-selectable cutoff frequency and cover frequency bands from DC to 7.6 GHz;

  •
  dual programmable low pass filters that are 6th order, fully calibrated and offer programmable bandwidth from 3.5 to 72.0 MHz; and

  •
  programmable harmonic low pass filters that offer programmable bandwidth from 1.0 to 3.0 GHz.

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

  •
  Frequency multipliers.    Frequency multipliers are used in frequency generation circuits, or synthesizers, to increase by a predetermined factor the carrier frequency and to help distribute it throughout the system. We offer a full range of active and passive frequency multiplier products, including:

  •
  active multipliers that utilize external DC power and integrate gain and/or power amplification with frequency multiplier circuits (factors of 2, 3, 4, 8 or 16) to deliver output power levels the same as the input level or higher; and

  •
  passive multipliers, or frequency doublers that rely on a higher input signal power level while utilizing no DC power, to deliver a signal that is two or three times the input frequency.

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

  •
  IF signal processing.    In a receiver, intermediate frequency (IF) signal processing involves the amplification and filtering of the desired signal after down conversion and prior to analog-to-digital conversion. In a transmitter, it involves the amplification and filtering of the desired signal after digital-to-analog conversion and before upconversion to the RF or microwave frequency. Our IF signal IC products include:

  •
  dual differential programmable low pass filters with very high accuracy; and

  •
  dual, differential programmable, baseband variable gain amplifiers that provide discrete gain level changes over a 40 dB range and high linearity performance.

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

  •
  Mixers and converters.    Mixers, upconverters and downconverters are used to transform frequencies from a higher frequency input to a lower intermediate frequency, or vice versa, for easier processing of the signal. The input signal is combined with a fixed carrier signal generated by a local oscillator (LO) to produce the higher or lower output frequency. Our standard mixer and converter products include:

  •
  mixers in a variety of types including single, double & triple balanced mixers, sub-harmonic mixers, high IP3 mixers and I/Q mixers and image reject mixers, each utilizing our proprietary transformer circuit technology; and

  •
  converters including downconverter RFICs, I/Q downconverters/receivers, I/Q upconverters/transmitters and sub-harmonic, which combine multiple functions such as LO drivers, gain blocks, low noise amplifiers and mixer circuits on a single IC or in a single package.

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

  •
  Multiplexer/demultiplexer (Mux/Demux).    A multiplexer takes several separate parallel digital data streams as its input and combines them together into a serial data stream of a higher data rate. This allows multiple data streams to be carried from one place to another over one physical link, which saves power, cost and printed circuit board area. At the receiving end of the data link a complementary demultiplexer performs the reverse operation, taking a serial digital data bit stream at a higher rate as its input, and then breaking this data rate stream back down into several separate parallel lower data rate bit streams as its output. Our multiplexer and demultiplexer products support analog or digital signals that operate at speeds of up to 45 Gb/s, which makes them suitable for OC-192 and OC-768 applications.

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

  •
  Signal conditioners.    Signal conditioner products are protocol and data rate agnostic and can be used on the transmit path to pre-distort transmitted signal in order to invert channel distortion or on the receive path to equalize the distorted and attenuated received signal. Our signal conditioner products are effective in compensating chromatic and polarization mode dispersion and inter-symbol interference (ISI) caused by wide variety of transmission media, copper cable assembly, backplane and/or fiber, and channel lengths. Signal conditioners support 12G SAS/SATA, 16G/32G Fibre Channel, 14G FDR and 28G EDR Infiniband, 100GbE module, line card, and backplane applications as well as legacy data rates.

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

  •
  Transceivers.    Transceivers are integrated solutions combining many of Hittite's standard components and are used to translate signals to and from lower frequency baseband and higher frequency carriers. Our portfolio of transceivers includes:

  •
  transmitters translate signals up from a lower frequency baseband signal to a higher frequency carrier. The baseband signal is an I (In-Phase) and Q (Quadrature) complex signal representation containing the phase and amplitude information of the signal. Transmitters contain synthesizers and local oscillators, IQ upconverters, variable gain amplifiers, RF mixers, filters and power amplifiers to provide frequency translation, gain control, and filtering and are used primarily for communications and related test applications.

  •
  receivers translate signals down from a higher frequency carrier to a lower frequency baseband signal. The baseband signal is an I (In-Phase) and Q (Quadrature) complex signal representation containing the phase and amplitude information of the signal. Receivers contain synthesizers and local oscillators, low noise amplifiers, RF mixers, variable gain amplifiers, filters and IQ downconverters to provide frequency translation, gain control, and filtering and are used primarily for communications and related test applications.

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

  •
  narrow band VCOs that offer narrower frequency tuning and lower phase noise performance for microwave radio, test and measurement, military and space; and

  •
  wideband VCOs that offer octave tuning bandwidth for the test and measurement and military markets.

  Modules, subsystems and instrumentation

        Our highly integrated custom and standard modules and subsystems leverage our extensive portfolio of standard and custom ICs with our knowledge of RF, microwave and millimeterwave system design and our electrical, thermal and mechanical engineering expertise. Our modules and subsystems are mounted on either ceramic substrates or printed circuit boards in self-contained metal housings. Products include:

  •
  Signal generators/instrumentation consist of a family of synthesized signal generators which are used by our customers in engineering, production and reliability screening applications. Our synthesized signal generators operate at frequencies up to 70 GHz, and are designed to exhibit low phase noise, low spurious emissions, and high output power.

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

  Semiconductor process technologies

        We have expertise in designing analog, digital, mixed-signal, RF, microwave and millimeterwave ICs, RFICs and MMICs using a variety of semiconductor manufacturing processes. Different processes produce devices that have characteristic performance attributes that are particularly suitable for specific applications. In choosing the foundry, semiconductor material and process technology to be used to manufacture a new product, we seek to optimize the match between the process technology and the desired performance parameters of the product.

        Our products are manufactured using GaAs, GaN (gallium nitride) and silicon semiconductor processes, including SiGe (silicon germanium), Bi-CMOS and CMOS. We continuously investigate advanced GaAs-, GaN- and silicon-based processes that we believe may offer product performance advantages in analog, digital, mixed-signal, RF, microwave and millimeterwave applications.

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

Research and Development

        We focus our research and development efforts on designing and introducing new and improved standard and custom products and on developing new semiconductor device modeling and advanced high speed analog, digital, mixed-signal, RF, microwave or millimeterwave circuit designs.

        We have made significant investments in our core engineering capabilities, including semiconductor device modeling and advanced high speed analog, digital, mixed-signal, RF, microwave and millimeterwave circuit design. Recently, we expanded our digital software and hardware engineering capabilities to support our subsystem and instrumentation product development efforts. In the area of device modeling, we are expanding our library of device models that measure and predict the performance of a transistor within a given circuit design and packaging technology. This allows us to select the process technology that provides the best combination of performance attributes for use in a given application. Our circuit design efforts are focused on developing products that provide superior performance and reliability.

        We have design centers in seven locations, including our primary design centers in Chelmsford, Massachusetts, and additional facilities in Cairo, Egypt; Colorado Springs, Colorado; Istanbul, Turkey; Ottawa, Ontario, Canada; Roanoke, Virginia; and Trondheim, Norway.

        As part of our research and development strategy, we have and may continue to license intellectual property from third parties. For example, we use integrated circuit design and background intellectual property that we licensed from Northrop Grumman Space Technology sector in 2007 and from IBM in 2010 to further expand our millimeterwave products.

        We continuously develop products using our own specifications, guided by input from our customers and market analysis, that combine technological innovation and general application to yield a total solution for our customers. Our team of experienced engineers also works closely with many of our customers to develop and introduce custom products as well as complete system solutions that address the specific requirements of those customers.

Sales, Marketing and Support

        We sell our products worldwide through multiple channels, including our worldwide direct sales force, applications engineering staff, our network of domestic and international independent sales representatives and our website. In addition, many of our standard products are available for sale through our distributors, Future Electronics and Digi-Key Corporation. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and technical support staff in the United States, Canada, China, Finland, Germany, India, Ireland, Japan, Korea, Norway, Sweden, Taiwan, Turkey, and the United Kingdom. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

        Our direct sales force and applications engineers provide our customers with technical assistance regarding the selection and use of our products. We believe that maintaining a close relationship with our customers and providing them with technical support improves their level of satisfaction and enables us to anticipate and influence their future product needs. We provide ongoing technical training to our distributors and sales representatives to keep them informed of our existing and new products. Our website also provides our customers with on-line tools and technical resources to help them select and use our products.

        We maintain an internal marketing organization that is responsible for the production and dissemination of sales and advertising materials, such as our product selection guide, product announcements, press releases, brochures, magazine articles, advertisements and cover features in trade journals and other publications and our newsletter in print, e-media and web formats. We participate in public relations and promotional events, including industry tradeshows and technical conferences. Our marketing organization is also responsible for the content and maintenance of our website.

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

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product design, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our foundries are Cree, Global Communications Semiconductors, IBM, Tower/Jazz Semiconductor, Northrop Grumman, Taiwan Semiconductor Manufacturing Company (TSMC), Telefunken Semiconductor, TriQuint Semiconductor, United Monolithic Semiconductors (UMS) and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

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

Quality Assurance

        We are committed to maintaining the highest level of quality in our products. Our objective is that our products meet all of our customer requirements, are delivered on-time and function reliably throughout their useful lives. As part of our total quality assurance program, our quality management system has been certified to ISO 9001 since 1997 and is ISO 9001:2009 certified. The ISO 9001:2009 standards provide models for quality assurance in design and development, production, installation and servicing. This level of quality certification is required by many of our customers. In 2008, we expanded our quality initiatives and certifications to include ANSI S20.20 electrostatic discharge (ESD) management system certification and AS-9100 aerospace certification. In 2012, we upgraded our aerospace certification to AS9100-2009. These certifications evidence the fact that our operating policies and procedures satisfy industry requirements for our products' ESD protection and aerospace manufacturing controls. Many of our customers involved in the manufacture of systems used in military and aerospace applications have particularly stringent reliability requirements that mandate specialized manufacturing, quality assurance and testing processes. To meet these specialized needs, we have processes in place to manufacture parts to the requirements of MIL-PRF-38543/38535.

Competition

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as IDT, Linear Technology, M/A-COM, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS.

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

Employees

        As of December 31, 2012, we had 486 full-time employees, compared with 469 full-time employees at December 31, 2011. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers, other vice president-level officers and directors.

Name	Age	Position
Stephen G. Daly	47	Chairman of the Board, President and Chief Executive Officer
William W. Boecke	61	Vice President, Chief Financial Officer and Treasurer
Everett N. Cole III	51	Vice President of Hybrid Manufacturing(1)
Gorkem Guven	35	Vice President
William D. Hannabach	50	Vice President of Global Operations
Norman G. Hildreth, Jr.	49	Vice President
Dong Hyun (Thomas) Hwang	49	Vice President of Sales
Brian J. Jablonski	53	Vice President of Operations(1)
Jason M. Lynch	34	Managing Director, Hittite Microwave International Limited
Michael A. Olson	52	Vice President
Antonio Visconti	52	Vice President
Ernest L. Godshalk	67	Director(2)
Rick D. Hess	59	Director(3)
Adrienne M. Markham	61	Director(4)
Brian P. McAloon	62	Director(5)
Cosmo S. Trapani	74	Director(6)
Franklin Weigold	74	Director(7)

(1)
Our Vice President of Hybrid Manufacturing and Vice President of Operations are not executive officers. They are included pursuant to Item 401(c) of Regulation S-K as persons who are expected to make significant contributions to our business.

(2)
Chairman of the Audit Committee and member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance and Audit Committees

(4)
Chairman of the Compensation Committee and member of the Nominating and Corporate Governance Committee

(5)
Chairman of the Nominating and Corporate Governance Committee and member of the Compensation Committee

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

        William W. Boecke has served as our Chief Financial Officer and Treasurer since March 2001. From 1997 to 2001, Mr. Boecke served as Vice President, Corporate Controller of PRI Automation, Inc., a supplier of semiconductor manufacturing automation systems. From 1991 to 1997, Mr. Boecke served as Director of Finance of LTX Corporation, a developer of automated semiconductor test equipment. Mr. Boecke received a B.S. from St. John's University and an M.B.A. from Boston College, and became a Certified Public Accountant in 1978.

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

        Gorkem Guven has served as Vice President since October 2012, managing engineering and business development. Since joining Hittite in 2000 Mr. Guven has held various positions including General Manager of Hittite Istanbul. Mr. Guven has over 14 years experience in the semiconductor industry. Mr. Guven received his BS in Electrical Engineering from Middle East Technical University and an executive M.B.A. from Koc University.

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

        Jason M. Lynch has served as the Managing Director of Hittite Microwave International Limited since December 2011. Since joining Hittite in 2004, Mr. Lynch has held various engineering and sales positions. Mr. Lynch has over 13 years of experience in the semiconductor industry. Mr. Lynch received his Bachelor of Engineering and Master of Engineering Science from University College Cork, Ireland and an M.B.A from Babson College.

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

        Ernest L. Godshalk has served as a member of our board of directors since 2008. From 2001 until his retirement in 2004, Mr. Godshalk served as President, Chief Operating Officer and a director of Varian Semiconductor Equipment Associates, Inc., a manufacturer of semiconductor processing equipment. Previously, he served as Varian's Vice President and Chief Financial Officer. He is a director of GT Advanced Technologies, Inc. He is also a Board Leadership Fellow of the National Association of Corporate Directors. Mr. Godshalk received his B.A. from Yale University in 1967 and his M.B.A. from Harvard University in 1969.

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

        We are unable to predict the future of the global economy, and there is no certainty that our business will grow in the long term. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe and to the mandatory reductions in defense spending that may occur under the U.S. Budget Control Act of 2011, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers, businesses and governments to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

         Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

        We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, such as those who serve the military and space industries, place long-term orders with us or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our "turns business." Accurately forecasting our turns business and our total revenue in any quarter is difficult. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

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

        We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cree in North Carolina, Global Communications Semiconductors in California, IBM in Vermont, Northrop Grumman in California, Telefunken Semiconductors in Germany, TriQuint Semiconductor in Oregon and Texas, Tower/Jazz in California, TSMC in Washington and Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally have not had long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for a period of one year.

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

        We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At December 31, 2012, raw material inventory includes $33.1 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

         Our financial results are exposed to the cyclicality of the semiconductor industry.

        The recent market downturn reduced demand in the semiconductor industry as well as numerous other industries, which adversely affected our bookings and revenue in 2011 and 2012. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry is particularly cyclical and has historically experienced significant fluctuations in supply and demand, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices, which may occur even during periods of growth in the broader economy. These conditions have sometimes lasted for extended periods of time. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products. We, and the semiconductor industry generally, are in a period of weak demand. This period of weak demand could further adversely impact our revenue and harm our business, financial condition and results of operations.

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

        Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2008 has ranged from a low of 70.1% to a high of 74.8%, including sequential, quarterly variations as high as 2.8 percentage points. We believe that our gross margin in recent periods has been at the high end of what we consider our normal range. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Additional factors affecting our gross margin include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, project cost variations on customer-funded contracts, changes in overhead absorption, charges for excess or obsolescent inventory, changes in manufacturing efficiencies, and other factors, some of which are not under our control. Our margin also can be substantially affected by variations in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging and test subcontractors that supply us with critical materials and services, that are beyond our control. Our margins may also be adversely affected by the transition away from one of our principal foundry suppliers discussed above. As a result of these or other factors, our gross margin may fluctuate, or even trend down over time. A significant decrease in our gross margin would affect our profitability and likely have an adverse effect on our stock price.

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

        Our executive management, sales, marketing and administrative functions in the United States, and a substantial portion of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for most of our products, are carried out at our separate manufacturing facility, also located nearby in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Additionally, a substantial portion of our raw materials inventory is held in a warehouse facility operated by a third party in Malaysia, and is subject to risks of theft, fire, earthquake, flooding and other similar casualty risks. Although we seek to mitigate these risks by maintaining casualty and business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, or our Malaysia warehouse, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, or procure replacement inventory, processes which could take many months. A significant portion of the inventory held in our Malaysia warehouse consists of advance purchase material procured from a foundry from which we likely would not be able to obtain replacement inventory. Loss of this inventory would therefore result in a substantial loss of revenue that would likely not be covered by insurance, and could have a material adverse effect on our results of operations. Even if alternative assembly and test capacity or sources of supply are available, we may not be able to obtain them on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

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

        We are expanding internationally, including our acquisition of Arctic Silicon Devices in Norway, the establishment of our international operations center in Ireland, the opening of our new design center in Egypt and establishment of a new warehouse facility operated by a third party in Malaysia. Hittite requires significant attention and resources to manage geographically dispersed operations. Our long-term global expansion project has many goals, including optimizing how we execute our growing international business. We believe that our new corporate structure will enable us to service our international customers, better manage our global suppliers and have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk.

        The recent expansion of our headcount and in the geographical scope of our operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and other internal management systems. We recently completed a major upgrade of our enterprise resource planning, or ERP, system. As a result of our international expansion and the increasing scale and complexity of our operations, we have now decided to implement an entirely new ERP system with substantially greater functionality, a project that we expect will take twelve to twenty-four months to complete.

        These projects and other planned improvements to our facilities and our operational, financial and management information systems require substantial managerial and financial resources, and our efforts in this regard may not be successful. The implementation of new or upgraded management information systems, and their adaptation to our more complex international structure, is a complex and costly process that involves numerous risks. Any failure of these systems to function as expected that is not detected by our system of internal control over financial reporting could result in errors in our financial reporting, which could be material, or cause delays in reporting results in accordance with our regulatory requirements. In general, if we fail to adequately manage our global business expansion, or to improve our operational, financial and management information systems in a timely and effective manner, our business and results of operations could be materially adversely affected.

         We design and manufacture products in our standard product line based upon our internal assessment and forecasts of market requirements, and our results of operations will be adversely affected if we fail to assess market requirements accurately.

        A majority of our revenue is typically derived from sales of our standard products. We order components and materials, such as semiconductor wafers, used in the manufacture of our standard products 12-14 weeks in advance, while our customers typically place orders for those products one to eight weeks in advance, exposing us to inventory and manufacturing costs in advance of anticipated revenue. If we or our customers fail to predict market demand accurately for new and existing standard products, we may experience a delay or reduction of anticipated revenue without having sufficient time to adjust our inventory and operating expenses. Our customer's requested lead times have recently been decreasing. As the number of products we offer increases, and our customers' expected lead times grow shorter, we have been required to carry larger amounts of inventory and may be exposed to increased inventory risk.

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

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 40.2% in 2012, 43.2% in 2011 and 36.5% in 2010. During 2012, 2011 and 2010, Boeing accounted for 16%, 16% and 11%, respectively of our total sales. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

        The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 52.9% in 2012, 54.8% in 2011 and 55.1% in 2010, respectively. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as IDT, Linear Technology, M/A-COM, NEC, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Some of these competitors, such as NEC, are also our customers. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, financial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly. Further, stock price volatility could impact our ability to retain key personnel.

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

        Although our products are used in a variety of markets, our future growth depends to a significant extent on the success of our principal markets, which are automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space and test and measurement systems. Revenue derived from our three largest markets, military, microwave and millimeterwave communications and test and measurement, represented, in the aggregate 75.6% of our annual revenue in 2012. In 2011 and 2010, our three largest markets were military, microwave and millimeterwave communications and cellular infrastructure, which accounted for, in the aggregate, 76.8% and 81.1% of our annual revenue in 2011 and 2010, respectively. Given the current economic climate, the rate at which our principal markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

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

        On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

         We could be the subject of securities class action litigation due to stock price volatility or in connection with matters related to our corporate governance, which could divert management's attention and adversely affect our financial position or results of operations.

        The stock market in general, and market prices for the securities of technology companies like ours in particular, have experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In recent situations where the market price of a stock has been volatile, holders of that stock have initiated securities class action litigation against the company that issued the stock. Additionally, there has recently been a significant increase in litigation commenced by stockholders of public companies unrelated to changes in the company's stock price. Such litigation may, for example, challenge actions taken by the board of directors related to the company's corporate governance, such as a proposal to adopt new or amended bylaws, or allege that a company's proxy disclosures, even in connection with a routine annual meeting, are defective. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts, in a 103,000 square foot building that we own. We also own a 71,000 square foot building in Chelmsford, Massachusetts, where we perform final assembly of our module and subsystem-level products, and final testing of our products. We occupy leased premises of approximately 11,000 square feet for our international headquarters in Cork, Ireland; 5,400 square feet for our design center in Cairo, Egypt; 13,000 square feet for our design center in Colorado Springs, Colorado; 8,000 square feet for our design center in Istanbul, Turkey; 7,000 square feet for our design center in Ottawa, Ontario, Canada; 3,500 square feet for our design center in Roanoke, Virginia and 4,300 square feet for our design center in Trondheim, Norway. We also occupy approximately 1,000 square feet or less for each of our sales offices in China, Finland, Germany, India, Japan, Korea, Sweden and the United Kingdom; and for our inventory warehouse in Malaysia. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

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

	Year Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$59.15	$48.40	$67.55	$55.92
Second Quarter	54.56	47.28	65.44	56.34
Third Quarter	57.49	45.94	64.48	47.42
Fourth Quarter	63.39	52.61	55.73	45.69

        As of December 31, 2012, our common stock was held by approximately 371 shareholders of record.

Repurchases of our common stock

        As previously disclosed, we maintain a stock repurchase program, originally authorized in April 2008, that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this publicly announced program during the three months ended December 31, 2012. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

        In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award that have a fair market value (as of the date the withholding is effected) sufficient to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient's behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

        During the three months ended December 31, 2012, an aggregate of 36,781 shares were retained by us to cover aggregate employee tax withholdings of $2,240,000, as follows:

Period	Total number of shares purchased	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
October 2012	671	$54.83	—
November 2012	6,658	59.08	—
December 2012	29,452	61.45	—

Total	36,781	$60.90	—	$60,024

(1)
Represents the weighted average closing price per share of the shares withheld in satisfaction of withholding tax obligations, as reported by the Nasdaq Stock Market, as of the date the withholding was effected.

(2)
Value based on an aggregate of 967,196 shares at an assumed purchase price of $62.06 per share, which was the last sale price of our common stock on December 31, 2012, as reported by the Nasdaq Global Market. Does not reflect the value of shares that may be retained to satisfy future employee tax withholding obligations.

        For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hittite Microwave Corporation, the NASDAQ Composite Index,
and the PHLX Semiconductor Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Hittite Microwave Corporation	100.00	61.68	85.36	127.81	103.39	129.94
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
PHLX Semiconductor	100.00	64.12	101.17	115.04	116.92	139.17

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the last five fiscal years.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$264,395	$264,108	$244,256	$162,990	$180,251
Cost of revenue	69,415	69,935	62,617	45,239	51,556

Gross profit	194,980	194,173	181,639	117,751	128,695
Operating expenses:
Research and development	49,202	38,899	31,467	22,971	24,438
Sales and marketing	23,966	22,047	19,420	15,034	15,988
General and administrative	14,598	12,078	11,568	9,737	8,347

Total operating expenses	87,766	73,024	62,455	47,742	48,773

Income from operations	107,214	121,149	119,184	70,009	79,922
Interest income	182	172	134	394	3,420
Other (expense) income, net	(125)	430	(72)	2	(343)

Income before income taxes	107,271	121,751	119,246	70,405	82,999
Provision for income taxes	38,702	37,063	42,215	24,232	29,157

Net income	$68,569	$84,688	$77,031	$46,173	$53,842

Earnings per share:
Basic	$2.26	$2.81	$2.60	$1.57	$1.77
Diluted	$2.22	$2.77	$2.56	$1.55	$1.74
Weighted average shares outstanding:
Basic	30,359	30,178	29,584	29,380	30,473
Diluted	30,895	30,586	30,135	29,850	30,955

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$269,157	$353,667	$295,490	$220,477	$180,856
Marketable securities	140,069	—	—	—	—
Working capital	504,011	424,166	344,045	255,372	216,894
Total assets	573,563	488,565	405,509	292,693	255,084
Stockholders' equity	551,204	469,432	375,752	274,149	236,929

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our discussion and analysis of financial condition and results of operations contains "forward-looking" statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we "expect," "estimate," "believe," "are planning" or "plan to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below and in "Risk Factors." Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make, except as required by law.

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 28-year track record of innovation in RF, microwave and millimeterwave semiconductor technology. From 1985 to 1993, our principal activity was government-sponsored research and development relating to advanced, application-specific radio frequency integrated circuits, or RFICs, and monolithic microwave integrated circuits, or MMICs, primarily for military and other government-related programs. During this period, we developed many innovative technologies that we continue to incorporate in our products today.

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

        In 2001, we opened our first international sales office, and began to focus on expanding our international business. We currently have sales and technical support staff in Canada, China, Egypt, Finland, Germany, India, Ireland, Japan, Korea, Norway, Sweden, Taiwan, Turkey and the United Kingdom, to complement our United States offices. In 2012, we derived 52.9% of our revenue from customers outside the United States.

        In 2005, we completed our initial public offering of common stock. We also established our first remote design center in Istanbul, Turkey and acquired substantially all the assets and employees of Q-Dot, Inc., a research and development organization based in Colorado Springs, Colorado. In 2006, we opened a design center in Ottawa, Ontario, Canada.

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

        In January 2011, we acquired Arctic Silicon Devices, a developer of advanced mixed-signal IC technology, located in Trondheim, Norway, for approximately $10.4 million in cash. In September 2011, we opened design centers in Cairo, Egypt and Roanoke, Virginia. In 2012, we established our international operations center in Cork, Ireland.

        As of December 31, 2012, we offer more than 1,000 standard products in our catalog and many more custom products, which may be categorized for descriptive purposes into 36 functional product lines.

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

2012 Management Summary

  •
  Our revenue was essentially flat in 2012, increasing 0.1% to $264.4 million compared to $264.1 million in 2011.

  •
  Our gross profit was 73.7% of revenue in 2012 compared to 73.5% of revenue in 2011.

  •
  Operating income declined to $107.2 million in 2012 compared to $121.1 million in 2011, primarily due to increased research and development expenses.

  •
  Our net income per diluted share was $2.22 for 2012 compared to a net income per diluted share of $2.77 for 2011.

  •
  We generated positive cash flow from operations of $68.1 million for 2012 compared to $81.0 million for 2011, primarily due to decreased profitability as a result of increased operating expenses.

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

        General and administrative.    General and administrative expense consists primarily of personnel costs of our executive management, finance, and other administrative staff, outside professional fees including legal and accounting, related occupancy and equipment costs and other corporate expenses.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to revenue recognition, uncollectible accounts receivable, inventories, fixed assets, intangible assets, stock-based compensation, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

        Revenue recognition.    We recognize revenue for the majority of our business when the following criteria have been met: (1)  persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Effective January 1, 2010 we adopted new guidance for arrangements that involve multiple elements, which is applicable to arrangements originating or materially modified after such date. This guidance eliminates the residual method of revenue allocation, and requires that we use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. For multiple element arrangements not subject to the new guidance we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. We maintain a reserve for potential sales returns and allowances. Returns and customer credits, which historically have been immaterial, are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. However, a portion of our sales are made to two distributors under agreements that provide for product return privileges. As a result, we defer recognition of revenue from sales to these distributors until the product is resold by the distributors.

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

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any inventory with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, which can result in excess or obsolete inventory. This difficulty has increased as we transition from one of our principal foundries. This transition has resulted in increased purchases of raw materials in order to ensure adequate supplies of affected products. Because these products have long lives, our estimates of future demand must cover longer than usual periods, which increases the risk that if actual demand is less than forecast, we may need to write off some or all of these advance purchases as excess or obsolete. At December 31, 2012 and 2011, our raw material inventory includes $33.1 million and $12.9 million, respectively, of advance purchases of wafers from this foundry.

        We recorded expense of $2.3 million, $2.0 million and $1.5 million in 2012, 2011 and 2010, respectively, to reduce inventory to its net realizable value. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

        Goodwill.    We test goodwill for impairment at least annually at the reporting unit level. In September 2011, the FASB issued new guidance which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this guidance as of the fourth quarter of 2011.

        If the two-step goodwill impairment test is required, first, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

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

        Stock-based compensation.    We measure compensation cost related to stock-based awards at fair value on the date of grant, and recognize this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock and restricted stock units is determined based on the price of our common stock on the date of grant. We did not grant any stock options in 2012, 2011 or 2010. Estimating the amount of share-based payments that will ultimately either vest or be forfeited requires judgment. We consider many factors when estimating expected forfeitures, including the type of the award, vesting terms, employee group, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. See Note 14 to the Consolidated Financial Statements included in this Form 10-K for further disclosure regarding our stock-based compensation.

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

        Revenue.    We operate in a cyclical industry, and growth in our revenue is highly dependent on conditions in the global economy. From 2003 to 2008, our revenue grew from $42.0 million to $180.3 million, representing a compound annual growth rate of 33.8%. In 2009, our revenue decreased 9.6% to $163.0 million, due to the global economic downturn and related credit crisis that affected us along with the entire semiconductor industry. In 2010, our revenue increased 49.9% to $244.3 million and in 2011 increased 8.1% to $264.1 million. In 2012, our revenue was essentially flat, growing 0.1% to $264.4 million. There is no certainty that our business will continue to grow. Generally, our revenue growth results from growing market acceptance of standard products we introduced in prior periods, increased sales of our standard products, derived from the introduction of new products, which expands the breadth and diversity of our standard product offerings, and the expansion of our domestic and international sales efforts.

        In establishing current and future planned levels of operating expenses, we seek to balance near-term financial goals with our longer term strategic objectives. Accordingly, we took steps early in 2009 to reduce expenses across our business, and maintained certain of these measures throughout the year. During 2010, 2011 and 2012, we increased spending to support our growth. Going forward, we expect to increase spending in research and development in order to remain competitive, and our plans for growth also require increased spending to support our operations, sales, marketing and administrative functions.

        Gross margin.    One of our objectives is to maximize our gross margin, which is our gross profit expressed as a percentage of our revenue. Our gross margins were 73.7% in 2012, 73.5% in 2011 and 74.4% in 2010. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications, rather than commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

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

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and markets. Our customers' requested lead times in general have become shorter. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter. The difficulty of this task is compounded by the uncertainties we and our customers face, related to the recent global economic conditions.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 40.2% in 2012, 43.2% in 2011 and 36.5% in 2010. One customer, Boeing, accounted for 16% of our revenue in 2012, 16% in 2011 and 11% in 2010. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future.

        Need for continued product and technology innovation.    We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us a significant competitive advantage and have contributed significantly to our revenue growth. Our product development strategy emphasizes internally funded research and development, as well as the acquisition of products and technologies through business combinations and licensing arrangements. As a result of these efforts, we introduced 54 new standard catalog products in 2012, 82 in 2011 and 122 in 2010. Additionally, we introduced 2 new product lines in 2012, 4 in 2011 and 6 in 2010. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. As the complexity and degree of integration of our products increases, maintaining or increasing our historical rate of new product introductions has become increasingly challenging. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

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

        Need to continue to expand the diversity of our product lines, customer base, markets and target applications.    The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand, which occur even during periods of growth in the broader economy. Specific segments of the markets we serve may respond in different ways to conditions in the broader economy, for a variety of reasons. In 2012, our three largest markets were military, microwave and millimeterwave communications and test and measurement, which accounted for 75.6% of our annual revenue in 2012. In 2011 and 2010, our three largest markets were military, microwave and millimeterwave communications and cellular infrastructure, which accounted for 76.8% and 81.1% of our annual revenue in 2011 and 2010, respectively. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and markets and the range of applications that our products address.

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue	$264,395	$264,108	$244,256
Cost of revenue	69,415	69,935	62,617

Gross profit	194,980	194,173	181,639
Operating expenses:
Research and development	49,202	38,899	31,467
Sales and marketing	23,966	22,047	19,420
General and administrative	14,598	12,078	11,568

Total operating expenses	87,766	73,024	62,455

Income from operations	107,214	121,149	119,184
Interest income	182	172	134
Other (expense) income, net	(125)	430	(72)

Income before income taxes	107,271	121,751	119,246
Provision for income taxes	38,702	37,063	42,215

Net income	$68,569	$84,688	$77,031

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	26.3	26.5	25.6

Gross profit	73.7	73.5	74.4
Operating expenses:
Research and development	18.6	14.7	12.9
Sales and marketing	9.0	8.3	8.0
General and administrative	5.5	4.6	4.7

Total operating expenses	33.1	27.6	25.6

Income from operations	40.6	45.9	48.8
Interest income	0.1	0.1	0.1
Other income (expense), net	(0.1)	0.1	(0.1)

Income before income taxes	40.6	46.1	48.8
Provision for income taxes	14.7	14.0	17.3

Net income	25.9%	32.1%	31.5%

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

        Revenue.    Our revenue increased $0.3 million, or 0.1%, to $264.4 million in 2012 from $264.1 million in 2011. Revenue from sales to customers outside the United States accounted for 52.9% of our total revenue in 2012, compared with 54.8% in 2011. Our revenue increase was primarily attributable to a $7.9 million increase in sales to the test and measurement market and a $6.6 million increase in sales to the space market, which were partially offset by a $6.1 million decrease in sales to the cellular market, a $4.1 million decrease in sales to the military market, a $2.2 million decrease in sales to the microwave and millimeterwave communications market and a $1.6 million decrease in sales to the broadband market. We believe that the growth in sales to the test and measurement and space markets reflects increased market share due to the broader range of our product offerings and increased market acceptance of products we introduced in prior years. The decrease in sales to the microwave and millimeterwave communications and cellular markets reflects weaker demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market primarily relates to our completion of a systems contract in 2011, as well as lower pricing on certain military programs, which were only partially offset by increased volume.

        Gross margin.    Our gross margin was 73.7% in 2012, compared with 73.5% in 2011. The increase in our aggregate gross margin across all products was attributable to a net 180 basis point improvement due to product mix and a net 80 basis point improvement due to lower manufacturing costs, partially offset by a net 240 basis point decrease due to pricing. Our gross margin for 2012 was within a normal range and consistent with our historical results.

        Research and development expense.    Our research and development expense increased $10.3 million, or 26.5%, to $49.2 million in 2012, and represented 18.6% of our revenue, compared with $38.9 million, or 14.7% of our revenue, in 2011. The increase in our research and development expense was attributable to a $2.6 million increase in personnel costs, a $1.9 million increase in supplies and materials, a $1.8 million increase in professional fees, a $1.5 million increase in equipment costs, a $1.2 million reduction in funding earned from various foreign government research and incentive programs, a $0.6 million increase in depreciation and amortization, a $0.4 million increase in occupancy costs and a $0.3 million increase in other costs. The increase in costs was primarily due to the growth of our engineering organization, including the opening of our new design centers in Virginia and Egypt in the fourth quarter of 2011, and costs of translation of certain existing products to other GaAs foundries.

        Sales and marketing expense.    Our sales and marketing expense increased $1.9 million, or 8.7%, to $24.0 million in 2012, and represented 9.1% of our revenue, compared with $22.0 million, or 8.3% of our revenue, in 2011. The increase in our sales and marketing expense was primarily attributable to a $2.4 million increase in personnel costs, partially offset by a $0.4 million decrease in depreciation and amortization and a $0.1 million decrease in other costs.

        General and administrative expense.    Our general and administrative expense increased $2.5 million, or 20.9%, to $14.6 million in 2012, and represented 5.5% of our revenue, compared with $12.1 million, or 4.6% of our revenue, in 2011. The increase in our general and administrative expense was primarily attributable to a $1.3 million increase in professional fees and other legal costs, a $0.9 million increase in personnel costs and a $0.3 million increase in other costs.

        Interest income.    In 2012, our interest income was $0.2 million compared with $0.2 million in the corresponding period of 2011. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

        Other (expense) income, net.    In 2012, our other expense, net was $0.1 million compared with other income, net of $0.4 million in the corresponding period of 2011. The change was primarily due to net foreign currency losses.

        Provision for income taxes.    Our provision for income taxes increased $1.6 million to $38.7 million in 2012, from $37.1 million in 2011, representing an effective tax rate of 36.1% and 30.4% in 2012 and 2011, respectively. The effective tax rate increased 3.0% primarily due to a tax benefit recognized in 2011 related to the resolution of the U.S. Internal Revenue Service's examination of our fiscal 2005 through 2007 income tax returns and the related decrease in reserves for uncertain tax positions. Additionally, in the second quarter of 2012, we completed the initial phase of a global expansion project. The objective of this project is to better service our international customers and better manage our global suppliers. The initial impact of implementing this project was to increase our effective tax rate, resulting in a net 2.3% increase in 2012. In the longer term, we expect our effective tax rate to decrease.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

        Revenue.    Our revenue increased $19.9 million, or 8.1%, to $264.1 million in 2011 from $244.3 million in 2010. Revenue from sales to customers outside the United States accounted for 54.8% of our total revenue in 2011, compared with 55.1% in 2010. Our revenue increase was primarily attributable to a $10.6 million increase in sales to the test and measurement market and an $8.8 million increase in sales to the military market. The growth in sales to the test and measurement market was primarily due to the increased breadth of our product offerings and the increased market acceptance of products we introduced in prior years. The increase in sales to the military market was primarily due to shipments under a production order for microwave subsystems that we announced in February 2009, which was completed in the fourth quarter of 2011.

        In the three months ended December 31, 2011, our revenue decreased $7.9 million, or 11.6%, to $60.2 million, compared with $68.1 million in the three months ended September 30, 2011. Our revenue decrease was primarily attributable to a $4.2 million decrease in sales to the military market, a $2.5 million decrease in sales to the microwave and millimeterwave communications market and a $2.0 million decrease in sales to the cellular market partially offset by a net $0.8 million increase in sales to our other markets. The decrease in sales to the military market reflected our completion of a systems contract in 2011, as well as weaker demand for our products used in military applications and lower pricing on certain military programs. The decrease in sales to the microwave and millimeterwave communications and cellular markets reflected weaker demand for our products used in infrastructure projects by our telecommunications customers.

        Gross margin.    Our gross margin was 73.5% in 2011, compared with 74.4% in 2010. The decrease in our aggregate gross margin across all products was attributable to a net 110 basis point decrease due to pricing and a net 10 basis point decrease due to higher manufacturing costs, partially offset by a net 30 basis point improvement due to product mix. The change in manufacturing costs was primarily due to an increase in the charge for excess and obsolescent inventory of $0.5 million in 2011. Our gross margin for 2011 was within a normal range and consistent with our historical results.

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

        Provision for income taxes.    Our provision for income taxes decreased $5.2 million to $37.1 million in 2011, from $42.2 million in 2010, representing an effective tax rate of 30.4% and 35.4% in 2011 and 2010, respectively. The effective tax rate decreased primarily due to a $3.7 million benefit related to the resolution of the U.S. Internal Revenue Service's examination of our fiscal 2005 through 2007 income tax returns and the related decrease in reserves for uncertain tax positions. The effective tax rates differ from the federal and state statutory tax rates primarily due to the impact of the resolution of the U.S. tax examination and federal and state tax credits and incentives provided for under the American Jobs Creation Act of 2004, offset by the impact of non-deductible stock-based compensation.

Liquidity and Capital Resources

        As of December 31, 2012, we held $269.2 million of cash and cash equivalents. Cash provided by our operations was $68.1 million in 2012, of which the principal components were our net income of $68.6 million and non-cash charges of $28.0 million, partially offset by a net increase in operating assets and liabilities of $24.1 million and a net increase in deferred taxes of $4.5 million. The increase in net operating assets and liabilities includes an increase in inventory of $29.8 million primarily related to the advance purchases of wafers from a foundry we are transitioning from, a $2.7 million net decrease in income taxes payable, due to the timing of tax payments and receipts and a $0.5 million increase in other assets, partially offset by a $4.7 million decrease in accounts receivable, related to the timing of customer shipments and collections, a $2.2 million increase in deferred revenue and customer advances, due to product shipments under contracts with advanced billings and a $2.1 million increase in accounts payable and accrued expenses, due to the timing of disbursements.

        We invested $11.9 million in the purchase of property and equipment in 2012, primarily related to building renovations, production tooling and production test equipment. We purchased $170.1 million of marketable securities in 2012, comprised of United States government treasury notes and bills, while maturities of marketable securities amounted to $30.0 million.

        During 2012, shares issued upon vesting of restricted stock were net of 42,970 shares retained by us to cover employee tax withholdings of $2.6 million paid by us. In addition, we received $0.4 million from the exercise of stock options and $1.2 million from the excess tax benefit related to our stock-based compensation plans.

        We maintain a stock repurchase program that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares during 2012. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Our customers' requested delivery lead times in general have become shorter. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog as a key element of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, as well as long-term production contracts that require longer than 12 months to perform and for which funding is committed. At December 31, 2012, our backlog was $67.2 million, compared to $67.4 million at December 31, 2011.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. We adopted ASU 2011-05 effective January 1, 2012. Such adoption did not have a material effect on our financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to disclose amounts reclassified out of other comprehensive income by component. In addition, an entity will be required to present, either on the face of financial statements or in a single note, significant amounts reclassified out of accumulated other comprehensive income and the income statement line item affected by the reclassification. ASU 2013-02 will be effective for us on January 1, 2013. We do not believe that the adoption of ASU 2013-02 will have a material effect on our financial condition or results of operations.

Contractual Obligations

        At December 31, 2012, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$2,772	$1,245	$1,511	$16	$—

        As of December 31, 2012, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.1 million. Although it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of these unrecognized tax benefits, if any, will occur with a tax authority, as the timing of examinations and ultimate resolution of those examinations is uncertain.

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

        Foreign currency risk.    To date, our international customer sales agreements and our consolidated operating expenses have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of most of our foreign operations, other than that of our subsidiaries in Ireland, is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders' equity. We do not believe that a change of 10% in any individual foreign currency exchange rate would have a material impact on our financial position or results of operations.

Item 8.    Financial Statements and Supplementary Data

        This information is incorporated by reference from pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors, executive officers and corporate governance, including that set forth under the captions "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2013 (the "Definitive Proxy Statement") is incorporated herein by reference.

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

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-25):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2012 and 2011

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended March 31, 2012).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.1	Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	Form of Restricted Stock Agreement pursuant to the 2005 Stock Incentive Plan of Hittite Microwave Corporation (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2011).
*10.3	Amended and Restated 1996 Stock Option Plan of Hittite Microwave Corporation and form of agreement related thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.4	2005 Stock Incentive Plan of Hittite Microwave Corporation and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-124664).
*10.30	Form of Indemnification Agreement dated December 10, 2008, between Hittite Microwave Corporation and each of Stephen G. Daly, Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Frankin Weigold (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008).

*10.31	Form of Noncompete Agreement (Senior Employee) entered into between the Company and each of Stephen G. Daly, William W. Boecke, Everett N. Cole, III, William D. Hannabach, Norman G. Hildreth, Jr., Dong Hyun (Thomas) Hwang, Brian J. Jablonski, Michael J. Koechlin and Michael A. Olson (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.32	2013 Senior Executive Cash Incentive Compensation Plan (exhibits omitted).
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101	The following materials from the Hittite Microwave Corporation Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2013.

HITTITE MICROWAVE CORPORATION
By:	/s/ STEPHEN G. DALY Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. DALY Stephen G. Daly	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2013
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	February 26, 2013
/s/ RICK D. HESS Rick D. Hess	Director	February 26, 2013
/s/ ADRIENNE M. MARKHAM Adrienne M. Markham	Director	February 26, 2013
/s/ BRIAN P. MCALOON Brian P. McAloon	Director	February 26, 2013
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 26, 2013
/s/ FRANKLIN WEIGOLD Franklin Weigold	Director	February 26, 2013

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2013

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$269,157	$353,667
Marketable securities	140,069	—
Accounts receivable, net of allowance for doubtful accounts of $334	30,921	35,686
Inventories	65,926	38,460
Income taxes receivable	1,566	488
Prepaid expenses and other current assets	2,761	2,063
Deferred taxes	14,988	10,296

Total current assets	525,388	440,660
Property and equipment, net	36,294	32,550
Deferred taxes	709	466
Other assets	11,172	14,889

Total assets	$573,563	$488,565

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,205	$3,146
Accrued commissions	1,645	1,619
Accrued payroll and benefits	3,726	3,286
Accrued other expenses	7,518	5,945
Income taxes payable	584	—
Customer advances	1,909	684
Deferred revenue	2,790	1,814

Total current liabilities	21,377	16,494
Long-term income taxes payable	412	2,639
Deferred taxes	446	—
Other liabilities	124	—

Total liabilities	22,359	19,133

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,563 and 31,448 shares issued and outstanding at December 31, 2012 and 2011, respectively	316	314
Additional paid-in capital	189,273	174,093
Accumulated other comprehensive income (loss)	(464)	(1,046)
Retained earnings	362,079	296,071

Total stockholders' equity	551,204	469,432

Total liabilities and stockholders' equity	$573,563	$488,565

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	$264,395	$264,108	$244,256
Cost of revenue	69,415	69,935	62,617

Gross profit	194,980	194,173	181,639

Operating expenses:
Research and development	49,202	38,899	31,467
Sales and marketing	23,966	22,047	19,420
General and administrative	14,598	12,078	11,568

Total operating expenses	87,766	73,024	62,455

Income from operations	107,214	121,149	119,184
Interest income	182	172	134
Other (expense) income, net	(125)	430	(72)

Income before income taxes	107,271	121,751	119,246
Provision for income taxes	38,702	37,063	42,215

Net income	$68,569	$84,688	$77,031

Earnings per share:
Basic	$2.26	$2.81	$2.60
Diluted	$2.22	$2.77	$2.56
Weighted average shares outstanding:
Basic	30,359	30,178	29,584
Diluted	30,895	30,586	30,135

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$68,569	$84,688	$77,031
Foreign currency translation adjustments	570	(884)	(279)
Unrealized gain on marketable securities, net of tax	12	—	—

Comprehensive income	$69,151	$83,804	$76,752

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	30,209	$302	$131,750	$117	$141,980	$274,149
Exercise of stock options	824	8	13,408			13,416
Foreign currency translation				(279)		(279)
Stock-based compensation expense			8,912			8,912
Net income					77,031	77,031
Excess income tax benefit related to stock-based compensation plans			7,340			7,340
Issuance of restricted common stock under stock plan, net of forfeitures	332	3	(3)			—
Purchase of Company common stock	(90)	(1)			(3,579)	(3,580)
Payment of withholding taxes in connection with vesting of restricted stock	(22)	—			(1,237)	(1,237)

Balance, December 31, 2010	31,253	312	161,407	(162)	214,195	375,752
Exercise of stock options	52	1	773			774
Foreign currency translation				(884)		(884)
Stock-based compensation expense			10,502			10,502
Net income					84,688	84,688
Excess income tax benefit related to stock-based compensation plans			1,413			1,413
Issuance of restricted common stock under stock plan, net of forfeitures	195	2	(2)			—
Payment of withholding taxes in connection with vesting of restricted stock	(52)	(1)			(2,812)	(2,813)

Balance, December 31, 2011	31,448	314	174,093	(1,046)	296,071	469,432
Exercise of stock options	27	1	424			425
Foreign currency translation				570		570
Stock-based compensation expense			13,525			13,525
Net income					68,569	68,569
Excess income tax benefit related to stock-based compensation plans			1,232			1,232
Issuance of restricted common stock under stock plan, net of forfeitures	128	1	(1)			—
Payment of withholding taxes in connection with vesting of restricted stock	(43)	—			(2,561)	(2,561)
Unrealized gains on available-for-sale investments, net of tax				12		12
Restricted stock unit vesting	3	—	—			—

Balance, December 31, 2012	31,563	$316	$189,273	$(464)	$362,079	$551,204

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$68,569	$84,688	$77,031
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition in 2011:
Depreciation	8,138	7,413	6,247
Amortization	3,987	4,293	2,309
Provision for doubtful accounts	53	35	—
Provision for excess or obsolete inventory	2,340	2,070	1,518
Deferred taxes	(4,450)	(2,558)	(463)
Stock-based compensation	13,525	10,502	8,912
Changes in operating assets and liabilities:
Accounts receivable	4,678	(1,527)	(16,728)
Inventories	(29,806)	(17,271)	(5,173)
Prepaid expenses and other assets	(521)	(95)	404
Deferred revenue and customer advances	2,203	(7,725)	6,207
Accounts payable	47	(94)	1,596
Accrued expenses	2,053	2,092	1,990
Income taxes receivable/payable	(2,728)	(784)	(3,261)

Net cash provided by operating activities	68,088	81,039	80,589

Cash flows from investing activities:
Purchases of property and equipment	(11,859)	(11,317)	(14,737)
Purchase of intangible assets	—	—	(6,580)
Purchases of marketable securities	(170,109)	—	—
Proceeds from maturities of marketable securities	30,000	—	—
Acquisition, net of cash acquired	—	(10,421)	—

Net cash used in investing activities	(151,968)	(21,738)	(21,317)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	—	(232)	—
Purchase of Company common stock	—	—	(3,580)
Proceeds from exercise of stock options	425	774	13,416
Payment of withholding taxes in connection with vesting of restricted stock	(2,561)	(2,813)	(1,237)
Excess income tax benefit related to stock-based compensation plans	1,232	1,413	7,340

Net cash (used in) provided by financing activities	(904)	(858)	15,939

Effect of exchange rate changes on cash and cash equivalents	274	(266)	(198)

Net (decrease) increase in cash and cash equivalents	(84,510)	58,177	75,013
Cash and cash equivalents, beginning of year	353,667	295,490	220,477

Cash and cash equivalents, end of year	$269,157	$353,667	$295,490

Supplemental cash flow information:
Cash paid for taxes	$44,570	$38,461	$38,524

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules, subsystems and instrumentation for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company owns two buildings in Chelmsford, Massachusetts, which house its corporate headquarters, manufacturing facility and four design centers. In addition, the Company operates design centers and has sales and technical support staff in Canada, Colorado, Egypt, Norway, Turkey and Virginia, and has sales offices in China, Finland, Germany, India, Japan, Korea, Sweden and the United Kingdom.

        In 2012, the Company established a new office in Ireland which will serve as the Company's international headquarters, as well as a new warehouse facility in Malaysia.

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

Revenue Recognition

        The Company recognizes revenue for the majority of its business when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Effective January 1, 2010 the Company adopted new guidance, for arrangements that involve multiple elements, which is applicable to arrangements originating or materially modified after such date. This guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. For multiple element arrangements not subject to the new guidance, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using objective and reliable evidence of fair value. If the fair value of an undelivered element cannot be established, the arrangement is accounted for as a single unit of accounting and revenue is recognized when all performance obligations are met. The Company maintains a reserve for potential sales return and allowances. Returns and customer credits, which have historically been immaterial, are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to two distributors under agreements that provide for product return privileges. As a result, the Company defers recognition of revenue from sales to such distributors until the product is resold by the distributors.

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

Marketable Securities

        Investments with maturities over three months at the time of purchase are classified as marketable securities. Marketable securities may consist of treasury bills and treasury notes, which are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets and a component of comprehensive income in the accompanying consolidated statements of comprehensive income. Realized gains and losses are reported in other (expense) income, net, on a specific identification basis. Treasury bills and treasury notes consist of debt securities issued by the U.S. government. The effective maturity dates of these investments are less than one year.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2009	$334
Provision	—
Utilization	—

Balance at December 31, 2010	334
Provision	35
Utilization	(35)

Balance at December 31, 2011	334
Provision	53
Utilization	(53)

Balance at December 31, 2012	$334

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

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2009	$5,179
Provision	1,518
Utilization	(905)

Balance at December 31, 2010	5,792
Provision	2,070
Utilization	(563)

Balance at December 31, 2011	7,299
Provision	2,340
Utilization and other	171

Balance at December 31, 2012	$9,810

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

Goodwill and Long-Lived Assets

        Goodwill is carried at cost and totaled $4,735,000 at December 31, 2012 and $4,524,000 at December 31, 2011. The change in the goodwill balance is attributable to foreign currency translation adjustments. The Company operates in a single reporting unit. In September 2011, the FASB issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance as of the fourth quarter of 2011.

        Applying this new accounting guidance, the Company performed a qualitative assessment of its reporting unit and determined that is was not more-likely-than-not that the fair value of its reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required in 2012 or 2011.

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

Accounting for Stock-Based Compensation

        The Company measures compensation cost related to stock-based awards at fair value on the date of grant, and recognizes this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The Company considers many factors when estimating expected forfeitures, including the type of the award, employee group, and historical experience. The fair value of restricted stock and restricted stock units is determined based on the price of the Company's common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Company did not grant any stock options in 2012, 2011 or 2010.

Foreign Currency Translation

        The Company has determined that the functional currency of each foreign operation is the respective local currency, except for subsidiaries located in Ireland for which the functional currency is the United States dollar. Transactions in a foreign currency are recorded at the rate of exchange on the date of the transaction. Assets and liabilities at year-end are translated at the rate of exchange in effect at the period-end. Revenue and expenses are translated at average rates of exchange in effect during the period. Translation gains or losses are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency in other than the functional currency are included in the results of operations as incurred. Such transaction gains and losses were not material for the periods presented.

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

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. Marketable securities consist of treasury notes and bills. At December 31, 2012 and 2011, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through two distributors. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 40.2% in 2012, 43.2% in 2011 and 36.5% in 2010. One customer accounted for 16% of the Company's revenue in 2012, 16% in 2011 and 11% in 2010.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. Receivables from one customer accounted for 12% and 20% of the Company's outstanding accounts receivable balance at December 31, 2012 and 2011, respectively.

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

        The Company is transitioning away from one of its foundries from which it historically sourced a substantial portion of GaAs (gallium arsenide) wafers. The Company has been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. The Company has made larger than normal purchases of raw materials inventory from this foundry, which are referred to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose the Company to increased risk of inventory write-offs. At December 31, 2012, raw material inventory includes $33,100,000 of advance purchases of wafers from this foundry. During this transition, the Company could also experience adverse reactions from customers, which could affect revenues, and the productivity of new product development efforts has been, and may continue to be, adversely affected as the Company diverts engineering resources in order to translate certain existing products to other foundries, which could affect profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, business, revenues, profitability and financial condition could be adversely affected.

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

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees and other related costs. During 2012, 2011 and 2010, the Company incurred $2,886,000, $935,000 and $1,257,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

3.     Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 effective January 1, 2012. Such adoption did not have a material effect on the Company's financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to disclose amounts reclassified out of other comprehensive income by component. In addition, an entity will be required to present, either on the face of financial statements or in a single note, significant amounts reclassified out of accumulated other comprehensive income and the income statement line item affected by the reclassification. ASU 2013-02 will be effective for the Company on January 1, 2013. The Company does not believe that the adoption of ASU 2013-02 will have a material effect on its financial condition or results of operations.

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

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$233,402	$—	$—	$233,402	$309,382	$—	$—	$309,382
Marketable securities	140,069	—	—	140,069	—	—	—	—

Total	$373,471	$—	$—	$373,471	$309,382	$—	$—	$309,382

        Cash equivalents include money market funds as well as highly rated government securities with maturities of three months or less at the time of acquisition. The Company's portfolio of marketable securities consists of treasury bills and treasury notes, which are classified as available-for-sale. Treasury bills and treasury notes consist of debt securities issued by the U.S. government. Gross unrealized gains and losses are immaterial for the periods presented. The effective maturity dates of these investments are less than one year.

5.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2012	2011
	(in thousands)
Commercial:
Billed	$26,738	$28,126
U.S. government and government prime contractors:
Billed	3,712	7,194
Unbilled	708	562
Retainage	97	138

	31,255	36,020
Less: Allowance for doubtful accounts	334	334

Net accounts receivable	$30,921	$35,686

6.     Inventories

        Net inventories consist of the following:

	December 31,
	2012	2011
	(in thousands)
Raw materials	$44,128	$20,453
Work in process	8,289	5,783
Finished goods	13,509	12,224

	$65,926	$38,460

        The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At December 31, 2012 and 2011, raw material inventory includes approximately $33,100,000 and $12,900,000, respectively, of advance purchases of wafers from this foundry.

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

        The completed technology is amortized to cost of revenue over its estimated useful life of 5 years. The software is amortized to research and development expense over its estimated useful life of 3 years. Goodwill arising from the acquisition is not deductible for tax purposes.

        ASD's operating results have been included in the Company's results of operations from the acquisition date, and were not material. Pro forma results are not provided as ASD's results of operations were not material. Acquisition costs were not material.

8.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Land and building	$18,519	$18,009
Machinery and equipment	62,929	52,691
Furniture and fixtures	1,281	1,146
Leasehold improvements	874	159

	83,603	72,005
Less: Accumulated depreciation and amortization	47,309	39,455

Net property and equipment	$36,294	$32,550

        Depreciation and amortization expense related to the Company's property and equipment was $8,129,000, $7,413,000 and $6,247,000 in 2012, 2011 and 2010, respectively.

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

        The Company's intangible assets, all of which related to these two agreements and the acquisition of ASD, are included in other assets in the accompanying consolidated balance sheets, and consist of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$15,092	$8,799	$6,293	$15,092	$5,617	$9,475
Non-compete agreement	2,800	2,800	—	2,800	2,333	467
Customer relationships	1,969	1,969	—	1,969	1,707	262

Total intangible assets	$19,861	$13,568	$6,293	$19,861	$9,657	$10,204

        The Company's intangible assets are being amortized over their original estimated useful lives, principally 3-5 years. Amortization expense associated with these assets was:

	2012	2011	2010
	(in thousands)
Cost of revenue	$1,522	$1,556	$540
Sales and marketing	719	1,076	1,076
Research and development	1,670	1,657	685

Total intangible asset amortization	$3,911	$4,289	$2,301

        Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $2,563,000, $2,108,000, $1,578,000 and $44,000 for 2013, 2014, 2015 and 2016 respectively.

10.   Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2012 (in thousands):

2013	$1,245
2014	757
2015	406
2016	348
2017	16
Later years	—

$2,772

        Rental expense during 2012, 2011 and 2010 was $1,696,000, $1,288,000 and $1,147,000, respectively.

Indemnification

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2012 and 2011.

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

        The Company has from time to time been the subject of litigation alleging that sales by the Company of its products infringe patents held by such third parties. Two such actions were settled in April 2010 and December 2010, respectively, under terms that were not material to the Company. In addition, the Company has from time to time received letters asserting that it infringes patents held by third parties that have not resulted in litigation. The Company has incurred significant costs in investigating and defending intellectual property claims, and there can be no assurance that pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. Claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company's working relationships with its foundries and customers, damage its reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If the Company's products were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

11.   Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. The Company may make matching contributions, and may also provide discretionary contributions. The Company matched 50% of participants' contributions up to 10% of compensation in 2012, 2011 and 2010. In 2012, 2011 and 2010, employer contributions were $1,111,000, $994,000 and $958,000, respectively. The Company also has retirement plans at non-U.S. locations under similar terms. Employer contributions to those non-U.S. plans were immaterial to the periods presented herein.

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

        In April 2008, the Company's Board of Directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to the Company's employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During 2012 and 2011, the Company did not repurchase any shares of common stock. During 2010, the Company repurchased 89,664 shares of its common stock for $3,580,000. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

        In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award that have a fair market value (as of the date the withholding is effected) sufficient to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient's behalf. During 2012, 2011 and 2010, shares issued upon vesting of restricted stock were net of 42,970, 52,175 and 22,053 shares, respectively, retained by the Company to cover employee tax withholdings.

13.   Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2012	2011	2010
	(in thousands, except per share data)
Basic earnings per share
Net income	$68,569	$84,688	$77,031
Weighted average common shares outstanding	30,359	30,178	29,584

Basic earnings per share	$2.26	$2.81	$2.60

Diluted earnings per share
Net income	$68,569	$84,688	$77,031

Weighted average common shares outstanding	30,359	30,178	29,584
Dilutive effect of stock options and restricted stock	536	408	551

Adjusted weighted average shares—diluted	30,895	30,586	30,135

Diluted earnings per share	$2.22	$2.77	$2.56

        The dilutive effect of outstanding equity awards in the form of stock options, restricted stock awards and restricted stock units, is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized compensation cost and excess tax benefits on stock-based compensation. For all periods presented, an immaterial number of such securities were excluded from the calculation of diluted earnings per share, as their impact would have been anti-dilutive.

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

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and stock appreciation rights. Each restricted stock unit represents the contingent right to receive one share of the Company's common stock. No maximum contractual term is set for awards under the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorized, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2012 is 6,559,000, representing the maximum number of shares of common stock that may be issued under the 2005 Plan.

        Under the 2005 Plan, incentive stock options and nonqualified stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Substantially all options, restricted stock and restricted stock units currently outstanding under both plans vest over a period of four or five years. No stock options were granted in 2012, 2011 or 2010.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2012	2011	2010
Cost of revenue	$2,982	$2,246	$1,924
Research and development	4,949	4,309	3,403
Sales and marketing	2,604	1,330	1,118
General and administrative	2,990	2,617	2,467

Stock-based compensation expense	$13,525	$10,502	$8,912

        All stock-based compensation cost for 2012 and 2011 related to restricted stock and restricted stock units. Stock-based compensation cost for 2010 includes $1,212,000 related to stock options and $7,700,000 related to restricted stock.

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

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	66,708	$17.06
Options granted	—	—
Options exercised	(27,024)	15.70
Options forfeited / cancelled	—	—

Outstanding at December 31, 2012	39,684	$17.98	2.6	$1,749,000

Exercisable at December 31, 2012	39,684	$17.98	2.6	$1,749,000

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $1,098,000, $2,176,000 and $26,367,000 during 2012, 2011 and 2010, respectively. As of December 31, 2012, all compensation cost related to outstanding stock options has been recognized.

        Information related to restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	914,175	$35.04
Granted	356,960	51.53
Vested	(94,755)	30.29
Forfeited	(24,484)	39.24

Nonvested at December 31, 2010	1,151,896	40.45
Granted	225,750	54.13
Vested	(221,842)	33.98
Forfeited	(30,779)	43.24

Nonvested at December 31, 2011	1,125,025	44.40
Granted	159,926	57.99
Vested	(194,649)	43.86
Forfeited	(32,375)	45.42

Nonvested at December 31, 2012	1,057,927	46.52

        As of December 31, 2012, total compensation cost not yet recognized related to restricted stock awards was $28,290,000, which is expected to be recognized over a weighted-average period of 2.7 years.

        Information related to restricted stock units granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	30,550	$62.87
Granted	43,052	59.57
Vested	(3,125)	63.07
Forfeited	(3,881)	62.73

Nonvested at December 31, 2012	66,596	60.73

        As of December 31, 2012, total compensation cost not yet recognized related to restricted stock units was $3,157,000, which is expected to be recognized over a weighted-average period of 3.7 years.

15.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Accounts receivable	$75	$125
Inventory	3,445	3,608
Accrued expenses	1,159	1,178
Deferred revenue	515	178
Stock-based compensation	7,145	5,239
Net operating loss carryforwards	4,070	2,941
Other	264	297

Total deferred tax assets	$16,673	$13,566

Deferred tax liabilities:
Depreciation and amortization	$(1,240)	$(2,772)
Other	(182)	(32)

Total deferred tax liabilities	$(1,422)	$(2,804)

Net deferred tax asset	$15,251	$10,762

        At December 31, 2012, the Company has aggregate net operating loss carryforwards in Norway of approximately $13,787,000 which can be carried forward indefinitely.

        The components of the provision for income taxes are as follows:

	2012	2011	2010
	(in thousands)
Current:
Federal	$38,228	$34,971	$37,761
State	3,467	3,990	4,491
Foreign	1,388	349	202
Deferred:
Federal	(1,591)	(752)	(298)
State	(75)	(237)	59
Foreign	(2,715)	(1,258)	—

	$38,702	$37,063	$42,215

        In 2012, 2011 and 2010 domestic income before taxes was $105,309,000, $122,812,000 and $115,757,000, respectively, and foreign income (loss) before taxes was $1,962,000, $(1,061,000) and $3,489,000, respectively.

        The Company's effective tax rates differ from the federal statutory tax rate as follows:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.6	2.7	2.5
Domestic production activities deduction	(1.4)	(2.6)	(1.8)
Research and development credits	(0.5)	(0.3)	(0.3)
Foreign tax rate differential	(1.9)	(0.3)	(0.9)
Resolution of prior period tax matters	(0.7)	(3.2)	—
Deemed dividend from foreign subsidiary	3.5	—	—
Foreign tax credits	(0.8)	—	—
Other	0.3	(0.9)	0.9

	36.1%	30.4%	35.4%

        The American Taxpayer Relief Act of 2012 ("Act"), was enacted on January 2, 2013. Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, the tax effect of such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $1,232,000, $1,413,000 and $7,340,000 in 2012, 2011 and 2010, respectively.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2012, U.S. income taxes were not provided on a cumulative total of $11,038,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, subject to an adjustment for foreign tax credits. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at December 31, 2009	$5,199
Additions based on tax positions related to the current year	1,618
Additions for tax positions of prior years	153
Settlements	(1,114)

Balance at December 31, 2010	5,856
Additions based on tax positions related to the current year	357
Reductions for tax positions of prior years	(3,717)
Settlements	(159)

Balance at December 31, 2011	2,337
Additions based on tax positions related to the current year	125
Reductions for tax positions of prior years	(925)
Settlements	(625)

Balance at December 31, 2012	$912

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2012, 2011 and 2010, and there was no material accrual for interest or penalties as of December 31, 2012 or December 31, 2011.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2011; U.S. states 2005-2011; and Germany 2007-2011. In the second quarter of 2012, the U.S. Internal Revenue Service (IRS) completed an audit of the Company's consolidated federal income tax return for the tax years 2008-2010. As a result, the Company recognized a favorable tax benefit of $0.7 million. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

16.   Segment, Major Customers and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, subsystems and instrumentation.

        Revenue from one customer, Boeing, accounted for 16%, 16% and 11% of total revenue in 2012, 2011 and 2010, respectively.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2012	2011	2010
	(in thousands)
United States	$124,524	$119,314	$109,570
International	139,871	144,794	134,686

Total revenue	$264,395	$264,108	$244,256

        Revenue from China represented 19%, 19% and 17% of total revenue in 2012, 2011 and 2010, respectively.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

17.   Selected Quarterly Financial Data (Unaudited)

2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$63,323	$65,387	$67,170	$68,515
Gross profit	46,641	48,712	49,408	50,219
Net income	15,992	17,174	17,689	17,714
Basic earnings per share	0.53	0.57	0.58	0.58
Diluted earnings per share	0.52	0.56	0.57	0.57

2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$67,241	$68,510	$68,135	$60,222
Gross profit	49,080	49,809	50,740	44,544
Net income	20,178	20,845	22,424	21,241
Basic earnings per share	0.67	0.69	0.74	0.70
Diluted earnings per share	0.66	0.68	0.73	0.69