Form 10-Q
period 2013-03-31
HITTITE MICROWAVE CORP
filed 2013-05-03
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, Hittite Microwave Corporation had 31,525,041 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

March 31, 2013

PART I.                FINANCIAL INFORMATION

Item 1.                       Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$239,325	$269,157
Marketable securities	190,028	140,069
Accounts receivable, net of allowance for doubtful accounts of $334	35,340	30,921
Inventories	71,976	65,926
Income taxes receivable	152	1,566
Deferred taxes	14,557	14,988
Prepaid expenses and other current assets	3,380	2,761

Total current assets	554,758	525,388

Property and equipment, net	35,820	36,294
Deferred taxes	1,210	709
Other assets	10,262	11,172

Total assets	$602,050	$573,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,879	$3,205
Accrued commissions	1,586	1,645
Accrued payroll and benefits	4,860	3,726
Accrued other expenses	10,387	7,518
Income taxes payable	4,373	584
Customer advances	1,762	1,909
Deferred revenue	2,380	2,790

Total current liabilities	29,227	21,377

Long-term income taxes payable	1,543	412
Deferred taxes	576	446
Other liabilities	114	124

Total liabilities	31,460	22,359

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,574 and 31,563 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	316	316
Additional paid-in capital	194,058	189,273
Accumulated other comprehensive loss	(1,018)	(464)
Retained earnings	377,234	362,079

Total stockholders’ equity	570,590	551,204

Total liabilities and stockholders’ equity	$602,050	$573,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012

Revenue	$67,696	$63,323
Cost of revenue	17,797	16,682

Gross profit	49,899	46,641

Operating expenses:
Research and development	13,218	11,783
Sales and marketing	5,790	5,635
General and administrative	3,771	3,768

Total operating expenses	22,779	21,186

Income from operations	27,120	25,455
Interest income	66	30
Other income (expense), net	30	(136)

Income before income taxes	27,216	25,349
Provision for income taxes	9,618	9,357

Net income	$17,598	$15,992

Earnings per share:
Basic	$0.58	$0.53
Diluted	$0.57	$0.52

Weighted average shares outstanding:
Basic	30,540	30,328
Diluted	31,049	30,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Net income	$17,598	$15,992
Foreign currency translation adjustments	(556)	384
Unrealized gain on marketable securities, net of tax	2	—
Comprehensive income	$17,044	$16,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$17,598	$15,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,044	1,882
Amortization	680	1,043
Deferred taxes	31	(1,480)
Provision for excess and obsolete inventory	524	318
Stock-based compensation	3,474	3,504
Changes in operating assets and liabilities:
Accounts receivable	(4,455)	3,097
Inventories	(6,575)	(13,370)
Prepaid expenses and other assets	(632)	(649)
Deferred revenue and customer advances	(558)	607
Accounts payable	684	2,283
Accrued expenses	4,204	(199)
Income taxes receivable and payable	6,332	9,325

Net cash provided by operating activities	23,351	22,353

Cash flows from investing activities:
Purchases of property and equipment	(1,834)	(2,536)
Purchases of marketable securities	(109,961)	—
Proceeds from maturities of marketable securities	60,000	—

Net cash used in investing activities	(51,795)	(2,536)

Cash flows from financing activities:
Proceeds from exercise of stock options	234	97
Payment of withholding taxes in connection with vesting of restricted stock	(2,444)	(72)
Excess income tax benefit related to stock-based compensation plans	1,078	93

Net cash (used in) provided by financing activities	(1,132)	118

Effect of exchange rate changes on cash and cash equivalents	(256)	273

Net (decrease) increase in cash and cash equivalents	(29,832)	20,208
Cash and cash equivalents, beginning of period	269,157	353,667

Cash and cash equivalents, end of period	$239,325	$373,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim condensed consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2013, results of operations for the three-month periods ended March 31, 2013 and 2012, comprehensive income for the three-month periods ended March 31, 2013 and 2012 and cash flows for the three-month periods ended March 31, 2013 and 2012 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company operates in one reportable segment: the design, development and production of integrated circuits, modules, subsystems and instrumentation.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company adopted ASU 2013-02 effective January 1, 2013.  Such adoption did not have a material effect on the Company’s financial position or results of operations.

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

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$186,492	$—	$—	$186,492	$233,402	$—	$—	$233,402
Marketable securities	190,028	—	—	190,028	140,069	—	—	140,069
Total	$376,520	$—	$—	$376,520	$373,471	$—	$—	$373,471

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

4. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2013	December 31, 2012

Raw materials	$48,004	$44,128
Work in process	10,085	8,289
Finished goods	13,887	13,509

	$71,976	$65,926

The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At March 31, 2013 and December 31, 2012, raw material inventory includes approximately $37,600,000 and $33,100,000, respectively, of advance purchases of wafers from this foundry.

5. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of March 31, 2013 and December 31, 2012.

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

6. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Basic earnings per share:
Net income	$17,598	$15,992

Weighted average common shares outstanding	30,540	30,328

Basic earnings per share	$0.58	$0.53

Diluted earnings per share:
Net income	$17,598	$15,992

Weighted average common shares outstanding	30,540	30,328
Effect of dilutive equity awards	509	474

Adjusted weighted average shares — diluted	31,049	30,802

Diluted earnings per share	$0.57	$0.52

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

7. Equity

On March 13, 2013, the Company announced that Stephen G. Daly would step down from the offices of chairman of the board, president and chief executive officer and that Rick D. Hess would be appointed as its new president and chief executive officer, each effective April 1, 2013. On April 1, 2013, the Company granted to Mr. Hess two restricted stock unit awards: (a) a time-vested restricted stock unit award, vesting in four equal annual installments, providing for the issuance to him, upon vesting in full, of 25,193 shares of the Company’s common stock, having a value on the date of grant equal to $1,500,000; and (b) a market-based restricted stock unit award providing for the issuance to him, provided that he remains employed by the Company on the fourth anniversary of the date of grant, of 25,193 shares of the Company’s common stock,  having a value on the date of grant equal to $1,500,000 million (the “target award”), provided that performance conditions relating to the relative total shareholder return, or TSR,  of the Company’s common stock over the four-year vesting period, in comparison to the TSRs of a group of comparable companies, are met. The number of shares constituting the target award may be increased by up to 100% in the event that the Company’s TSR exceeds the 75th percentile in the comparison group. No shares will vest unless the Company’s TSR over the 4-year vesting period is positive, and the number of shares to be issued upon vesting is capped such that the aggregate market value of the shares delivered will not exceed $4,500,000 as of the vesting date. The comparison group consists of the companies included in the Philadelphia Stock Exchange Semiconductor Sector (SOX) index, a capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture and sale of semiconductors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Trends and Uncertainties

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At March 31, 2013, raw material inventory includes $37.6 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, uncollectible accounts receivable, inventories, fixed assets, intangible assets, stock-based compensation, income taxes, warranty obligations, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

Revenue. In the three months ended March 31, 2013, our revenue increased $4.4 million, or 6.9%, to $67.7 million, compared with $63.3 million in the corresponding period of 2012. Revenue from sales to customers outside the United States accounted for 55.3% of our total revenue in the three months ended March 31, 2013, compared with 51.2% in the corresponding period of 2012. Our revenue increase was primarily attributable to a $4.8 million increase in sales to the test and measurement market and a $1.2 million increase in sales to the military market, which were partially offset by a $0.6 million decrease in sales to the broadband market, a $0.3 million decrease in sales to the automotive market and a $0.3 million decrease in sales to the microwave and millimeterwave communications market. We believe that the growth in sales to the test and measurement market and military market reflects increased market share due to the broader range of our product offerings and increased market acceptance of products we introduced in prior years. The decrease in sales to the microwave and millimeterwave communications markets reflects weaker demand for our products used in infrastructure projects by our telecommunications customers.

Gross margin. In the three months ended March 31, 2013 and 2012, our gross margin was 73.7%. Our gross margin was flat compared to the first quarter of 2012 reflecting a net 270 basis point improvement due to lower manufacturing costs, offset by a net 200 basis point decrease due to pricing and a net 70 basis point decrease due to product mix. Our gross margin for the three months ended March 31, 2013 was within a normal range and consistent with our historical results.

Research and development expense. In the three months ended March 31, 2013, our research and development expense increased $1.4 million, or 12.2%, to $13.2 million, and represented 19.5% of our revenue, compared with $11.8 million, or 18.6% of our revenue, in the corresponding period of 2012. The increase in our research and development expense was primarily attributable to a $0.9 million increase in supplies and materials, a $0.4 million increase in professional fees, and $0.1 million increase in other costs.

Sales and marketing expense. In the three months ended March 31, 2013, our sales and marketing expense increased $0.2 million, or 2.8%, to $5.8 million, and represented 8.6% of our revenue, compared with $5.6 million, or 8.9% of our revenue, in the corresponding period of 2012. The increase in our sales and marketing expense was primarily attributable to a $0.2 million increase in personnel costs and a $0.1 million increase in travel costs partially offset by a net $0.1 million decrease in amortization expense and other costs.

General and administrative expense. In the three months ended March 31, 2013, our general and administrative expense was flat at $3.8 million, and represented 5.6% of our revenue, compared with $3.8 million, or 6.0% of our revenue, in the corresponding period of 2012.

Interest income. In the three months ended March 31, 2013, our interest income was $66,000 compared with $30,000 in the corresponding period of 2012. Interest income in both periods reflects the low effective yields that were available due to the current market conditions.

Other income (expense), net. In the three months ended March 31, 2013, our other income, net was $30,000 compared with other expense net of $136,000 in the corresponding period of 2012. The change was primarily due to net foreign currency gains.

Provision for income taxes.  Our provision for income taxes increased $0.3 million to $9.6 million in the three months ended March 31, 2013, from $9.4 million in the corresponding period of 2012, representing an effective tax rate of 35.3% and 36.9% in 2013 and 2012, respectively.  The effective tax rate decreased 1.6% primarily as a result of The American Taxpayer Relief Act of 2012 (“Act”), which was enacted on January 2, 2013.  Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013.  The effects of the change in the tax law were recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

Liquidity and Capital Resources

As of March 31, 2013, we held $239.3 million of cash and cash equivalents. Cash provided by our operations was $23.4 million in the three months ended March 31, 2013, of which the principal components were our net income of $17.6 million and non-cash charges of $6.8 million, partially offset by a net increase in operating assets and liabilities of $1.0 million. The increase in net operating assets and liabilities includes an increase in inventory of $6.6 million primarily related to the advance purchases of wafers from a foundry we are transitioning from, a $4.5 million increase in accounts receivable, related to the timing of customer shipments and collections, a $0.6 million net increase in prepaid expenses and other assets and a $0.6 million decrease in deferred revenue and customer advances, due to product shipments under contracts with advanced billings, partially offset by a $6.3 million increase in net income taxes payable, due to the timing of tax payments and receipts, a $4.9 million increase accounts payable and accrued expenses, due to the timing of disbursements.

We invested $1.8 million in the purchase of property and equipment in the three months ended March 31, 2013, primarily related to production tooling and production test equipment. We purchased $110.0 million of marketable securities in the three months ended March 31, 2013, comprised of United States government treasury notes and bills, while maturities of marketable securities amounted to $60.0 million.

During the three months ended March 31, 2013, shares issued upon vesting of restricted stock were net of 37,602 shares retained by us to cover employee tax withholdings of $2.4 million paid by us. In addition, we received $0.2 million from the exercise of stock options and $1.1 million from the excess tax benefit related to our stock-based compensation plans.

We maintain a stock repurchase program that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We have not repurchased any shares since the first quarter of 2010. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted ASU 2013-02 effective January 1, 2013.  Such adoption did not have a material effect on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 1a.      Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. Except as required by law, we undertake no obligation to update these risk factors or any forward-looking statements that we make.

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

We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, such as those who serve the military and space industries, place long-term orders with us or provide us with forecasts of their future requirements for our products, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders from diverse customers and markets, which we refer to as our “turns business.” Accurately forecasting our turns business and our total revenue in any quarter is difficult. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:

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

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At March 31, 2013, raw material inventory includes $37.6 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

Our financial results are exposed to the cyclicality of the semiconductor industry and our end markets.

The recent market downturn reduced demand in the semiconductor industry as well as numerous other industries. In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry in general, and the market segments within that industry that we serve, are cyclical in nature and have experienced, and may in the future experience, significant fluctuations in supply and demand. Such fluctuations could result in product overcapacity, high inventory levels and accelerated erosion of average selling prices, affecting one or more of the markets we serve. These adverse effects could occur even during periods of growth in the broader economy. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products, which has sometimes lasted for extended periods of time. We, and the semiconductor industry generally, are currently in a period of weak demand. This period of weak demand could further adversely impact our revenue and harm our business, financial condition and results of operations.

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

Operations at our Chelmsford, Massachusetts facilities and at our warehouse facility in Malaysia that are critical to our business are subject to disruption from a variety of causes, including those that may be beyond our control.

Our executive management, sales, marketing and administrative functions in the United States, and a substantial portion of our research and development and product design activities, are carried out at our headquarters facility in Chelmsford, Massachusetts, while final assembly of our module and subsystem-level products, and final testing for most of our products, are carried out at our separate manufacturing facility, also located nearby in Chelmsford, Massachusetts. These activities are critical to our business, and could be affected by disruptions such as electrical power outages, fire, earthquake, flooding, acts of terrorism, health advisories or risks, or other natural or man-made disasters that could damage these facilities. Additionally, a majority of our raw materials inventory is held in a warehouse facility operated by a third party in Malaysia, and is subject to risks of theft, fire, earthquake, flooding and other similar casualty risks. Although we seek to mitigate these risks by maintaining casualty and business interruption insurance, this insurance would not be adequate to protect against all the consequences of such occurrences. A major disruption affecting our Chelmsford assembly and test operations, or our Malaysia warehouse, could cause significant delays in shipments until we are able to procure and outfit another suitable facility or to qualify and contract with alternative third party suppliers, or procure replacement inventory, processes which could take many months. A significant portion of the inventory held in our Malaysia warehouse consists of advance purchase material procured from a foundry from which we likely would not be able to obtain replacement inventory. Loss of this inventory would therefore result in a substantial loss of revenue that would likely not be covered by insurance, and could have a material adverse effect on our results of operations. Even if alternative assembly and test capacity or sources of supply are available, we may not be able to obtain them on a timely basis, or favorable terms, which could result in higher costs and/or a loss of customers.

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

It requires significant attention and resources to manage geographically dispersed operations, and the recent expansion of our headcount and in the geographical scope of our operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and other internal management systems. We recently completed a major upgrade of our enterprise resource planning, or ERP, system. As a result of our international expansion and the increasing scale and complexity of our operations, we have now decided to implement an entirely new ERP system with substantially greater functionality, a project that we expect will take twelve to twenty-four months to complete.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 40.2% in 2012, 43.2% in 2011 and 36.5% in 2010, and was 38.4% of our revenue during the three months ended March 31, 2013. During 2012, 2011 and 2010, Boeing accounted for 16%, 16% and 11%, respectively of our total sales. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted

consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 52.9% in 2012, 54.8% in 2011 and 55.1% in 2010, and was 55.3% of our revenue during the three months ended March 31, 2013. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

We could be the subject of securities class action litigation due to stock price volatility or in connection with matters related to our corporate governance, which could divert management’s attention and adversely affect our financial position or results of operations.

The stock market in general, and market prices for the securities of technology companies like ours in particular, have experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In recent situations where the market price of a stock has been volatile, holders of that stock have initiated securities class action litigation against the company that issued the stock. Additionally, there has recently been a significant increase in litigation commenced by stockholders of public companies unrelated to changes in the company’s stock price. Such litigation may, for example, challenge actions taken by the board of directors related to the company’s corporate governance, such as a proposal to adopt new or amended bylaws, or allege that a company’s proxy disclosures, even in connection with a routine annual meeting, are defective. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock

As previously disclosed, we maintain a stock repurchase program, originally authorized in April 2008, that is intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this publicly announced program during the three months ended March 31, 2013. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award that have a fair market value (as of the date the withholding is effected) in order to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient’s behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

During the three months ended March 31, 2013, an aggregate of 37,602 shares were retained by us to cover aggregate employee tax withholdings of $2,444,000, as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
January 2013	2,679	$60.65	—
February 2013	34,621	65.34	—
March 2013	302	63.86	—
Total	37,602		—	$59,173

(1) Represents the weighted average closing price per share of the shares withheld in satisfaction of withholding tax obligations, as reported by the Nasdaq Stock Market, as of the date the withholding was effected.

(2) Value based on an aggregate of 977,104 shares at an assumed purchase price of $60.56 per share, which was the last sale price of our common stock on March 31, 2013, as reported by the Nasdaq Global Market. Does not reflect the value of shares that may be retained to satisfy future employee tax withholding obligations.

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and March 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2013	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer