Form 10-Q
period 2013-06-30
HITTITE MICROWAVE CORP
filed 2013-08-05
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, Hittite Microwave Corporation had 31,524,524 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

June 30, 2013

PART I.                FINANCIAL INFORMATION

Item 1.                       Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$248,197	$269,157
Marketable securities	189,972	140,069
Accounts receivable, net of allowance for doubtful accounts of $334	35,737	30,921
Inventories	76,477	65,926
Income taxes receivable	4,672	1,566
Deferred taxes	14,213	14,988
Prepaid expenses and other current assets	2,669	2,761

Total current assets	571,937	525,388

Property and equipment, net	36,663	36,294
Deferred taxes	1,700	709
Other assets	9,415	11,172

Total assets	$619,715	$573,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,668	$3,205
Accrued commissions	1,695	1,645
Accrued payroll and benefits	4,756	3,726
Accrued other expenses	8,392	7,518
Income taxes payable	239	584
Customer advances	2,423	1,909
Deferred revenue	2,370	2,790

Total current liabilities	24,543	21,377

Long-term income taxes payable	3,401	412
Deferred taxes	521	446
Other liabilities	110	124

Total liabilities	28,575	22,359

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,525 and 31,563 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	315	316
Additional paid-in capital	197,721	189,273
Accumulated other comprehensive loss	(1,530)	(464)
Retained earnings	394,634	362,079

Total stockholders’ equity	591,140	551,204

Total liabilities and stockholders’ equity	$619,715	$573,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Revenue	$68,607	$65,387	$136,303	$128,710
Cost of revenue	18,933	16,675	36,730	33,357

Gross profit	49,674	48,712	99,573	95,353

Operating expenses:
Research and development	12,729	12,421	25,947	24,204
Sales and marketing	5,983	5,995	11,773	11,630
General and administrative	3,422	4,072	7,193	7,840

Total operating expenses	22,134	22,488	44,913	43,674

Income from operations	27,540	26,224	54,660	51,679
Interest income	68	34	134	65
Other income (expense), net	64	9	94	(128)

Income before income taxes	27,672	26,267	54,888	51,616
Provision for income taxes	9,622	9,093	19,240	18,450

Net income	$18,050	$17,174	$35,648	$33,166

Earnings per share:
Basic	$0.59	$0.57	$1.17	$1.09
Diluted	$0.58	$0.56	$1.15	$1.08

Weighted average shares outstanding:
Basic	30,608	30,344	30,574	30,336
Diluted	31,026	30,851	31,038	30,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net income	$18,050	$17,174	$35,648	$33,166
Foreign currency translation adjustments	(509)	(395)	(1,065)	(11)
Unrealized gain (loss) on marketable securities, net of tax	(3)	—	(1)	—
Comprehensive income	$17,538	$16,779	$34,582	$33,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$35,648	$33,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,106	3,843
Amortization	1,326	2,085
Deferred taxes	(182)	(3,475)
Provision for excess and obsolete inventory	1,130	937
Stock-based compensation	6,832	6,599
Changes in operating assets and liabilities:
Accounts receivable	(4,859)	1,323
Inventories	(11,684)	(16,463)
Prepaid expenses and other assets	120	(561)
Deferred revenue and customer advances	95	142
Accounts payable	1,487	1,556
Accrued expenses	2,134	(593)
Income taxes receivable and payable	(464)	(838)

Net cash provided by operating activities	35,689	27,721

Cash flows from investing activities:
Purchases of property and equipment	(4,816)	(6,357)
Purchases of marketable securities	(219,879)	—
Proceeds from maturities of marketable securities	170,000	—

Net cash used in investing activities	(54,695)	(6,357)

Cash flows from financing activities:
Proceeds from exercise of stock options	256	157
Payment of withholding taxes in connection with vesting of restricted stock	(3,093)	(93)
Excess income tax benefit related to stock-based compensation plans	1,359	338

Net cash (used in) provided by financing activities	(1,478)	402

Effect of exchange rate changes on cash and cash equivalents	(476)	(46)

Net (decrease) increase in cash and cash equivalents	(20,960)	21,720
Cash and cash equivalents, beginning of period	269,157	353,667

Cash and cash equivalents, end of period	$248,197	$375,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim condensed consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at June 30, 2013, results of operations for the three- and six-month periods ended June 30, 2013 and 2012, comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012 and cash flows for the six-month periods ended June 30, 2013 and 2012 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

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

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$206,588	$—	$—	$206,588	$233,402	$—	$—	$233,402
Marketable securities	189,972	—	—	189,972	140,069	—	—	140,069
Total	$396,560	$—	$—	$396,560	$373,471	$—	$—	$373,471

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

4. Inventories

Net inventories consist of the following:

(in thousands)	June 30, 2013	December 31, 2012

Raw materials	$50,722	$44,128
Work in process	11,181	8,289
Finished goods	14,574	13,509

	$76,477	$65,926

The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has increased purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At June 30, 2013 and December 31, 2012, raw material inventory includes approximately $40,900,000 and $33,100,000, respectively, of advance purchases of wafers from this foundry.

5. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of June 30, 2013 and December 31, 2012.

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

6. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Net income	$18,050	$17,174	$35,648	$33,166

Weighted average common shares outstanding	30,608	30,344	30,574	30,336

Basic earnings per share	$0.59	$0.57	$1.17	$1.09

Diluted earnings per share:
Net income	$18,050	$17,174	$35,648	$33,166

Weighted average common shares outstanding	30,608	30,344	30,574	30,336
Effect of dilutive equity awards	418	507	464	490

Adjusted weighted average shares — diluted	31,026	30,851	31,038	30,826

Diluted earnings per share	$0.58	$0.56	$1.15	$1.08

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

7. Stock-Based Compensation

On March 13, 2013, the Company announced that Stephen G. Daly would step down from the offices of chairman of the board, president and chief executive officer and that Rick D. Hess would be appointed as its new president and chief executive officer, each effective April 1, 2013. On April 1, 2013, the Company granted to Mr. Hess two restricted stock unit awards: (a) a time-vested restricted stock unit award, vesting in four equal annual installments, providing for the issuance to him, upon vesting in full, of 25,193 shares of the Company’s common stock, having a value on the date of grant equal to $1,500,000; and (b) a market-based restricted stock unit award providing for the issuance to him, provided that he remains employed by the Company on the fourth anniversary of the date of grant, of 25,193 shares of the Company’s common stock,  having a value on the date of grant equal to $1,500,000 (the “target award”). The market conditions to which the target award is subject relate to the relative total shareholder return, or TSR,  of the Company’s common stock over the four-year vesting period, in comparison to the TSRs of a group of comparable companies. The number of shares constituting the target award may be increased by up to 100% in the event that the Company’s TSR is positive and exceeds the 50th percentile in the comparison group. The number of shares to be issued upon vesting is capped such that the aggregate market value of the shares delivered will not exceed $4,500,000 as of the vesting date. The comparison group consists of the companies included in the Philadelphia Stock Exchange Semiconductor Sector (SOX) index, a capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture and sale of semiconductors.

The market-based restricted stock unit award has been classified as equity by the Company.  The equity classification reflects the Company’s determination that it is not probable that the aggregate market value of the shares to be delivered upon vesting will be limited by the cap.  The grant date fair market value of the market-based restricted stock unit award will be recognized as stock-based compensation over the four-year service term whether or not the market condition is ultimately satisfied.

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

Trends and Uncertainties

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At June 30, 2013, raw material inventory includes $40.9 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

Revenue. In the three months ended June 30, 2013, our revenue increased $3.2 million, or 4.9%, to $68.6 million, compared with $65.4 million in the corresponding period of 2012. Revenue from sales to customers outside the United States accounted for 56.0% of our total revenue in the three months ended June 30, 2013, compared with 53.3% in the corresponding period of 2012. Our revenue increase was primarily attributable to a $2.9 million increase in sales to the microwave and millimeterwave communications market, a $1.9 million increase in sales to the cellular market, a $1.0 million increase in sales to the space market and a $1.0 increase in sales to the broadband market, which were partially offset by a $1.9 million decrease in sales to the test and measurement market and a $1.4 million decrease in sales to the military market.

Gross margin. In the three months ended June 30, 2013, our gross margin was 72.4% compared with 74.5% in the corresponding period of 2012. The decrease in our aggregate gross margin was attributable to a net 200 basis point decrease due to pricing and a net 140 basis point decrease due to product mix, partially offset by a net 130 basis point improvement due to lower manufacturing costs.  Our gross margin for the three months ended June 30, 2013 was within a normal range and consistent with our historical results.

Research and development expense. In the three months ended June 30, 2013, our research and development expense increased $0.3 million, or 2.5%, to $12.7 million, and represented 18.6% of our revenue, compared with $12.4 million, or 19.0% of our revenue, in the corresponding period of 2012. The increase in our research and development expense was primarily attributable to a $0.2 million increase in personnel costs and a $0.2 million increase in professional fees, partially offset by a $0.1 million net decrease in equipment and other costs.

Sales and marketing expense. In the three months ended June 30, 2013, our sales and marketing expense was flat at $6.0 million, and represented 8.7% of our revenue, compared with $6.0 million, or 9.2% of our revenue, in the corresponding period of 2012.

General and administrative expense. In the three months ended June 30, 2013, our general and administrative expense decreased $0.7 million, or 16.0%, to $3.4 million, and represented 5.0% of our revenue, compared with $4.1 million, or 6.2% of our revenue, in the corresponding period of 2012.  The decrease in our general and administrative expense was primarily attributable to a $0.5 million charge related to a U.S.  payroll tax audit recorded in the second quarter of 2012 and a $0.5 million decrease in professional fees and other legal costs, partially offset by a $0.3 million increase in personnel costs.

Interest income. In the three months ended June 30, 2013, our interest income was $68,000 compared with $34,000 in the corresponding period of 2012. Interest income in both periods reflects the low effective yields that were available due to the current market conditions.

Other income (expense), net. In the three months ended June 30, 2013, our other income, net was $64,000 compared with $9,000 in the corresponding period of 2012. The change was primarily due to increased net foreign currency gains.

Provision for income taxes. Our provision for income taxes increased $0.5 million to $9.6 million in the three months ended June 30, 2013, from $9.1 million in the corresponding period of 2012, representing an effective tax rate of 34.8% and 34.6% in 2013 and 2012, respectively.  Our effective tax rate increased 20 basis points as the result of three principal factors.  First, our effective tax rate increased by 1,050 basis points due to an increase in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code.  Second, our effective tax rate increased by 230 basis points due to a benefit recorded in the second quarter of 2012 related to the resolution of a U.S. Internal Revenue Service examination.  Finally, these increases were offset by a benefit from foreign tax rate differentials and foreign tax credits, resulting in a 1,260 basis point decrease to our effective tax rate.

In future periods, we expect that our effective tax rate may decrease as we continue to expand the scope of our international operations and increase the percentage of our earnings being generated in lower tax jurisdictions.

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

Revenue. In the six months ended June 30, 2013, our revenue increased $7.6 million, or 5.9%, to $136.3 million, compared with $128.7 million in the corresponding period of 2012. Revenue from sales to customers outside the United States accounted for 55.7% of our total revenue in the six months ended June 30, 2013, compared with 52.3% in the corresponding period of 2012. Our revenue increase was primarily attributable to a $2.9 million increase in sales to the test and measurement market, a $2.7 million increase in sales to the microwave and millimeterwave communications market and a $1.9 million increase in sales to the cellular market.

Gross margin. In the six months ended June 30, 2013, our gross margin was 73.1% compared with 74.1% in the corresponding period of 2012. The decrease in our aggregate gross margin was attributable to a net 280 basis point decrease due to pricing and a net 20 basis point decrease due to product mix, partially offset by a net 200 basis point improvement due to lower manufacturing costs.  Our gross margin for the six months ended June 30, 2013 was within a normal range and consistent with our historical results.

Research and development expense. In the six months ended June 30, 2013, our research and development expense increased $1.7 million, or 7.2%, to $25.9 million, and represented 19.0% of our revenue, compared with $24.2 million, or 18.8% of our revenue, in the corresponding period of 2012. The increase in our research and development expense was primarily attributable to a $0.9 million increase in supplies and materials, a $0.6 million increase in professional fees, and $0.2 million net increase in personnel and other costs.

Sales and marketing expense. In the six months ended June 30, 2013, our sales and marketing expense increased $0.1 million, or 1.2%, to $11.8 million, and represented 8.6% of our revenue, compared with $11.6 million, or 9.0% of our revenue, in the corresponding period of 2012. The increase in our sales and marketing expense was primarily attributable to a $0.3 million increase in personnel costs, a $0.1 million increase in travel costs and a $0.2 million increase in commissions, partially offset by a net $0.5 million net decrease in amortization expense and other costs.

General and administrative expense. In the six months ended June 30, 2013, our general and administrative expense decreased $0.6 million, or 8.3% to $7.2 million, and represented 5.3% of our revenue, compared with $7.8 million, or 6.1% of our revenue, in the corresponding period of 2012.  The decrease in our general and administrative expense was primarily attributable to a $0.5 million charge related to a U.S. payroll tax audit recorded in the second quarter of 2012, a $0.2 million decrease in professional fees and other legal costs and a $0.2 million decrease in other costs, partially offset by a $0.3 million increase in personnel costs.

Interest income. In the six months ended June 30, 2013, our interest income was $134,000 compared with $65,000 in the corresponding period of 2012. Interest income in both periods reflects the low effective yields that were available due to the current market conditions.

Other income (expense), net. In the six months ended June 30, 2013, our other income, net was $94,000 compared with other expense net of $128,000 in the corresponding period of 2012. The change was primarily due to net foreign currency gains.

Provision for income taxes. Our provision for income taxes increased $0.8 million to $19.2 million in the six months ended June 30, 2013, from $18.5 million in the corresponding period of 2012, representing an effective tax rate of 35.1% and 35.7% in 2013 and 2012, respectively. Our effective tax rate decreased 60 basis points as the result of four principal factors.  First, our effective tax rate decreased by 610 basis points due to an increased benefit from foreign tax rate differentials and foreign tax credits.  Second, our effective tax rate decreased 100 basis points as a result of The American Taxpayer Relief Act of 2012 (“Act”), which was enacted on January 2, 2013. Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law were recognized in the first quarter of 2013, which is the quarter in which the law was enacted.  These decreases were partially offset by a 530 basis point increase in our effective tax rate due to an increase in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code.  Finally, our effective tax rate increased by 1.2% due to a benefit recorded in the second quarter of 2012 related to the resolution of a U.S. Internal Revenue Service examination.

Liquidity and Capital Resources

As of June 30, 2013, we held $248.2 million of cash and cash equivalents. Cash provided by our operations was $35.7 million in the six months ended June 30, 2013, of which the principal components were our net income of $35.6 million and non-cash charges of $13.2 million, partially offset by a net increase in operating assets and liabilities of $13.2 million. The increase in net operating assets and liabilities includes an increase in inventory of $11.7 million primarily related to the advance purchases of wafers from a foundry we are transitioning from, a $4.9 million increase in accounts receivable, related to the timing of customer shipments and collections, a $0.5 million increase in net income taxes receivable, due to the timing of tax payments and receipts, offset by a $3.6 million increase in accounts payable and accrued expenses due to the timing of disbursements, a $0.1 million net decrease in prepaid expenses and other assets and a $0.1 million increase in deferred revenue and customer advances, due to product shipments under contracts with deferred billings.

We invested $4.8 million in the purchase of property and equipment in the six months ended June 30, 2013, primarily related to production tooling and production test equipment and software. We purchased $219.9 million of marketable securities in the six months ended June 30, 2013, comprised of United States government treasury notes and bills, while maturities of marketable securities amounted to $170.0 million.

During the six months ended June 30, 2013, shares issued upon vesting of restricted stock were net of 48,432 shares retained by us to cover employee tax withholdings of $3.1 million paid by us. In addition, we received $0.3 million from the exercise of stock options and $1.4 million from the excess tax benefit related to our stock-based compensation plans.

In the past, we have repurchased stock under a stock repurchase program that was intended to offset the dilutive impact of equity-based compensation granted to our employees. We may authorize stock repurchase programs from time to time on the open market or in privately negotiated transactions. We have not repurchased any shares since the first quarter of 2010. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

We believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have an immaterial amount of cash outside the U.S. that, if repatriated, would incur additional taxes. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of our sales and marketing activities, the timing and introduction of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

Foreign currency risk.    To date, our international customer sales agreements and our consolidated operating expenses have been denominated primarily in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of most of our foreign operations, other than that of our subsidiaries in Ireland, is the local currency. The functional currency of our subsidiaries in Ireland is the U.S. dollar. Sales contracts and vendor purchase agreements entered into by our subsidiaries in Ireland are generally U.S. dollar denominated.  The functional currency of our other foreign subsidiaries is the local currency reflecting that those subsidiaries primarily generate and expend cash in their local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in any individual foreign currency exchange rate would have a material impact on our financial position or results of operations.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ability of our suppliers to meet our requirements could be impaired or interrupted by constraints on their manufacturing capacity or by a variety of other factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. One supplier of wafers that are used in a significant number of our products has, in the past, experienced financial difficulties.We have recently been informed that another wafer supplier is being operated by a trustee for the benefit of its creditors. Financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products to us.

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

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At June 30, 2013, raw material inventory includes $40.9 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 40.2% in 2012, 43.2% in 2011 and 36.5% in 2010, and was 35.2% of our revenue during the six months ended June 30, 2013. During 2012, 2011 and 2010, Boeing accounted for 16%, 16% and 11%, respectively of our total sales. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted

consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 52.9% in 2012, 54.8% in 2011 and 55.1% in 2010, and was 55.7% of our revenue during the six months ended June 30, 2013. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock

As previously disclosed, we maintain a stock repurchase program, originally authorized in April 2008, that was intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this publicly announced program during the three months ended June 30, 2013. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award in order to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient’s behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

During the three months ended June 30, 2013, an aggregate of 10,830 shares were retained by us to cover aggregate employee tax withholdings of $650,000, as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
April 2013	9,440	$60.56	—
May 2013	1,079	56.59	—
June 2013	311	54.46	—
Total	10,830		—	$59,893

(1) Represents the weighted average closing price per share of the shares withheld in satisfaction of withholding tax obligations, as reported by the Nasdaq Stock Market, as of the date the withholding was effected.

(2) Value based on an aggregate of 1,032,632 shares at an assumed purchase price of $58.00 per share, which was the last sale price of our common stock on June 30, 2013, as reported by the Nasdaq Global Market. Does not reflect the value of shares that may be retained to satisfy future employee tax withholding obligations.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Submission of Matters to a Vote of Security Holders.

We held our 2013 Annual Meeting of Stockholders on May 15, 2013, at which three proposals were submitted to, and approved by, our shareholders. The results of the annual meeting were as follows:

(a)                                 At the annual meeting, each of Ernest L. Godshalk, Rick D. Hess, Adrienne M. Markham, Brian P. McAloon, Cosmo S. Trapani and Franklin Weigold was elected as a director of the Company, to serve a one-year term expiring at the 2014 Annual Meeting of Stockholders. The votes cast in the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Ernest L. Godshalk	29,315,359	280,788	403,511
Rick D. Hess	29,533,260	62,887	403,511
Adrienne M. Markham	29,115,981	480,166	403,511
Brian P. McAloon	29,333,913	262,234	403,511
Cosmo S. Trapani	29,156,930	439,217	403,511
Franklin Weigold	29,333,804	262,343	403,511

(b)           At the annual meeting, our stockholders voted to approve the compensation of our named executive officers as described in the proxy statement. The votes cast on this proposal were as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
To approve, on an advisory basis, the compensation of the named executive officers as described in the 2013 proxy statement	29,255,477	236,337	104,237	403,511

(c)           At the annual meeting, our stockholders also approved the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2013. The votes cast on this proposal were as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2013	29,612,160	238,945	1,492	—

Item 6.         Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended March 31, 2012)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on January 7, 2013.

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and June 30, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2013 and June 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2013	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer