Form 10-Q
period 2013-09-30
HITTITE MICROWAVE CORP
filed 2013-11-04
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 24, 2013, Hittite Microwave Corporation had 31,521,608 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

September 30, 2013

PART I.                FINANCIAL INFORMATION

Item 1.                       Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$219,232	$269,157
Marketable securities	238,097	140,069
Accounts receivable, net of allowance for doubtful accounts of $334	35,671	30,921
Inventories	77,722	65,926
Income taxes receivable	4,131	1,566
Deferred taxes	13,451	14,988
Prepaid expenses and other current assets	2,960	2,761

Total current assets	591,264	525,388

Property and equipment, net	40,083	36,294
Deferred taxes	2,066	709
Other assets	8,869	11,172

Total assets	$642,282	$573,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,797	$3,205
Accrued commissions	1,732	1,645
Accrued payroll and benefits	5,235	3,726
Accrued other expenses	5,291	7,518
Income taxes payable	206	584
Customer advances	2,373	1,909
Deferred revenue	2,801	2,790

Total current liabilities	23,435	21,377

Long-term income taxes payable	4,964	412
Deferred taxes	348	446
Other liabilities	108	124

Total liabilities	28,855	22,359

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,519 and 31,563 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	315	316
Additional paid-in capital	201,199	189,273
Accumulated other comprehensive loss	(1,392)	(464)
Retained earnings	413,305	362,079

Total stockholders’ equity	613,427	551,204

Total liabilities and stockholders’ equity	$642,282	$573,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Revenue	$68,737	$67,170	$205,040	$195,880
Cost of revenue	19,808	17,762	56,538	51,119

Gross profit	48,929	49,408	148,502	144,761

Operating expenses:
Research and development	11,994	12,549	37,941	36,753
Sales and marketing	5,638	6,017	17,411	17,647
General and administrative	3,298	3,290	10,491	11,130

Total operating expenses	20,930	21,856	65,843	65,530

Income from operations	27,999	27,552	82,659	79,231
Interest income	59	39	193	103
Other income (expense), net	46	13	140	(114)

Income before income taxes	28,104	27,604	82,992	79,220
Provision for income taxes	9,365	9,915	28,605	28,365

Net income	$18,739	$17,689	$54,387	$50,855

Earnings per share:
Basic	$0.61	$0.58	$1.78	$1.68
Diluted	$0.60	$0.57	$1.75	$1.65

Weighted average shares outstanding:
Basic	30,619	30,361	30,589	30,345
Diluted	31,122	30,924	31,066	30,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net income	$18,739	$17,689	$54,387	$50,855
Foreign currency translation adjustments	130	308	(935)	297
Unrealized gain on marketable securities, net of tax	8	2	7	2
Comprehensive income	$18,877	$17,999	$53,459	$51,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$54,387	$50,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,383	6,011
Amortization	1,896	3,158
Deferred taxes	57	(4,942)
Provision for excess and obsolete inventory	2,385	1,864
Stock-based compensation	10,472	10,067
Changes in operating assets and liabilities:
Accounts receivable	(4,785)	2,359
Inventories	(14,181)	(23,424)
Prepaid expenses and other assets	(214)	(848)
Deferred revenue and customer advances	474	44
Accounts payable	2,608	596
Accrued expenses	(498)	5,627
Income taxes receivable and payable	1,609	(3,160)

Net cash provided by operating activities	60,593	48,207

Cash flows from investing activities:
Purchases of property and equipment	(10,569)	(9,487)
Purchases of marketable securities	(397,873)	(50,119)
Proceeds from sales and maturities of marketable securities	300,000	—

Net cash used in investing activities	(108,442)	(59,606)

Cash flows from financing activities:
Proceeds from exercise of stock options	312	258
Payment of withholding taxes in connection with vesting of restricted stock	(3,162)	(321)
Excess income tax benefit related to stock-based compensation plans	1,141	340

Net cash (used in) provided by financing activities	(1,709)	277

Effect of exchange rate changes on cash and cash equivalents	(367)	181

Net decrease in cash and cash equivalents	(49,925)	(10,941)
Cash and cash equivalents, beginning of period	269,157	353,667

Cash and cash equivalents, end of period	$219,232	$342,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim condensed consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at September 30, 2013, results of operations for the three- and nine-month periods ended September 30, 2013 and 2012, comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012 and cash flows for the nine-month periods ended September 30, 2013 and 2012 in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$172,608	$—	$—	$172,608	$233,402	$—	$—	$233,402
Marketable securities	238,097	—	—	238,097	140,069	—	—	140,069
Total	$410,705	$—	$—	$410,705	$373,471	$—	$—	$373,471

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

4. Inventories

Net inventories consist of the following:

(in thousands)	September 30, 2013	December 31, 2012

Raw materials	$50,169	$44,128
Work in process	12,811	8,289
Finished goods	14,742	13,509

	$77,722	$65,926

The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has continued to make purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At September 30, 2013 and December 31, 2012, raw material inventory includes approximately $39,500,000 and $33,100,000, respectively, of advance purchases of wafers from this foundry.

5. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of September 30, 2013 and December 31, 2012.

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

6. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Net income	$18,739	$17,689	$54,387	$50,855

Weighted average common shares outstanding	30,619	30,361	30,589	30,345

Basic earnings per share	$0.61	$0.58	$1.78	$1.68

Diluted earnings per share:
Net income	$18,739	$17,689	$54,387	$50,855

Weighted average common shares outstanding	30,619	30,361	30,589	30,345
Effect of dilutive equity awards	503	563	477	514

Adjusted weighted average shares — diluted	31,122	30,924	31,066	30,859

Diluted earnings per share	$0.60	$0.57	$1.75	$1.65

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

Trends and Uncertainties

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At September 30, 2013, raw material inventory includes $39.5 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2013 and 2012

Revenue. In the three months ended September 30, 2013, our revenue increased $1.6 million, or 2.3%, to $68.7 million, compared with $67.2 million in the corresponding period of 2012. Revenue from sales to customers outside the United States accounted for 56.6% of our total revenue in the three months ended September 30, 2013, compared with 51.3% in the corresponding period of 2012. Our revenue increase was primarily attributable to a $1.7 million increase in sales to the microwave and millimeterwave communications market and a $1.4 million increase in sales to the broadband market, which were partially offset by a $1.1 million decrease in sales to the space market.

Gross margin. In the three months ended September 30, 2013, our gross margin was 71.2% compared with 73.6% in the corresponding period of 2012. The decrease in our aggregate gross margin was primarily attributable to a net 150 basis point decrease due to pricing and a net 120 basis point decrease due to product mix, partially offset by a net 30 basis point improvement due to lower manufacturing costs.  Our gross margin for the three months ended September 30, 2013 was within a normal range and consistent with our historical results.

Research and development expense. In the three months ended September 30, 2013, our research and development expense decreased $0.6 million, or 4.4%, to $12.0 million, and represented 17.5% of our revenue, compared with $12.5 million, or 18.7% of our revenue, in the corresponding period of 2012. The decrease in our research and development expense was primarily attributable to a $0.6 million decrease in professional fees, a $0.1 million decrease in equipment costs and a $0.1 million decrease in depreciation and amortization, partially offset by a $0.2 million increase in supplies and materials and other costs.

Sales and marketing expense. In the three months ended September 30, 2013, our sales and marketing expense decreased $0.4 million, or 6.3%, to $5.6 million, and represented 8.2% of our revenue, compared with $6.0 million, or 9.0% of our revenue, in the corresponding period of 2012. The decrease in our sales and marketing expense was primarily attributable to a $0.2 million decrease in amortization and a $0.2 million decrease in professional fees and other costs.

General and administrative expense. In the three months ended September 30, 2013, our general and administrative expense was flat at $3.3 million, and represented 4.8% of our revenue, compared with $3.3 million, or 4.9% of our revenue in the corresponding period of 2012.

Interest income. In the three months ended September 30, 2013, our interest income was $59,000 compared with $39,000 in the corresponding period of 2012. Interest income in both periods reflects the low effective yields that were available due to the current market conditions.

Other income (expense), net. In the three months ended September 30, 2013, our other income, net was $46,000 compared with $13,000 in the corresponding period of 2012. The change was primarily due to increased net foreign currency gains.

Provision for income taxes. Our provision for income taxes decreased $0.6 million to $9.4 million in the three months ended September 30, 2013, from $9.9 million in the corresponding period of 2012, representing an effective tax rate of 33.3% and 35.9% in 2013 and 2012, respectively.  Our effective tax rate decreased 260 basis points primarily as the result of two principal factors.  Our effective tax rate decreased by 710 basis points due to an increase in tax benefits from foreign tax rate differentials and foreign tax credits, partially offset by a 390 basis point increase in the effective tax rate due to an increase in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code.

Comparison of the Nine Month Periods Ended September 30, 2013 and 2012

Revenue. In the nine months ended September 30, 2013, our revenue increased $9.2 million, or 4.7%, to $205.0 million, compared with $195.9 million in the corresponding period of 2012. Revenue from sales to customers outside the United States accounted for 56.0% of our total revenue in the nine months ended September 30, 2013, compared with 51.9% in the corresponding period of 2012. Our revenue increase was primarily attributable to a $4.4 million increase in sales to the microwave and millimeterwave communications market, $3.1 million increase in sales to the cellular market and a $2.2 million increase in sales to the test and measurement market.

Gross margin. In the nine months ended September 30, 2013, our gross margin was 72.4% compared with 73.9% in the corresponding period of 2012. The decrease in our aggregate gross margin was primarily attributable to a net 210 basis point decrease due to pricing and a net 100 basis point decrease due to product mix, partially offset by a net 160 basis point improvement due to lower manufacturing costs.  Our gross margin for the nine months ended September 30, 2013 was within a normal range and consistent with our historical results.

Research and development expense. In the nine months ended September 30, 2013, our research and development expense increased $1.2 million, or 3.2%, to $37.9 million, and represented 18.5% of our revenue, compared with $36.8 million, or 18.8% of our revenue, in the corresponding period of 2012. The increase in our research and development expense was primarily attributable to a $1.1 million increase in supplies and materials and a $0.2 million increase in personnel, partially offset by a net $0.1 million decrease in equipment and other costs.

Sales and marketing expense. In the nine months ended September 30, 2013, our sales and marketing expense decreased $0.2 million, or 1.3%, to $17.4 million, and represented 8.5% of our revenue, compared with $17.6 million, or 9.0% of our revenue, in the corresponding period of 2012. The decrease in our sales and marketing expense was primarily attributable to a $0.7 million decrease in amortization expense, partially offset by a $0.3 million increase in personnel costs and a net $0.2 million increase in commissions and other costs.

General and administrative expense. In the nine months ended September 30, 2013, our general and administrative expense decreased $0.6 million, or 5.7% to $10.5 million, and represented 5.1% of our revenue, compared with $11.1 million, or 5.7% of our revenue, in the corresponding period of 2012.  The decrease in our general and administrative expense was primarily attributable to a $0.5 million charge related to a U.S. payroll tax audit recorded in the second quarter of 2012 that did not recur in 2013, and a net $0.1 million decrease in other costs.

Interest income. In the nine months ended September 30, 2013, our interest income was $193,000 compared with $103,000 in the corresponding period of 2012. Interest income in both periods reflects the low effective yields that were available due to the current market conditions.

Other income (expense), net. In the nine months ended September 30, 2013, our other income, net was $140,000 compared with other expense net of $114,000 in the corresponding period of 2012. The change was primarily due to net foreign currency gains.

Provision for income taxes. Our provision for income taxes increased $0.2 million to $28.6 million in the nine months ended September 30, 2013, from $28.4 million in the corresponding period of 2012, representing an effective tax rate of 34.5% and 35.8% in 2013 and 2012, respectively.  Our effective tax rate decreased 130 basis points primarily as the result of two principal factors.  Our effective tax rate decreased by 650 basis points due to an increase in tax benefits from foreign tax rate differentials and foreign tax credits, partially offset by a 480 basis point increase in the effective tax rate due to an increase in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code.

Liquidity and Capital Resources

As of September 30, 2013, we held $219.2 million of cash and cash equivalents. Cash provided by our operations was $60.6 million in the nine months ended September 30, 2013, of which the principal components were our net income of $54.4 million and non-cash charges of $21.2 million, partially offset by a net increase in operating assets and liabilities of $15.0 million. The increase in net operating assets and liabilities includes an increase in inventory of $14.2 million primarily related to the advance purchases of wafers from a foundry we are transitioning from, a $4.8 million increase in accounts receivable, related to the timing of customer shipments and collections, a $0.2 million net increase in prepaid expenses and other assets, partially offset by a $2.1 million increase in accounts payable and accrued expenses due to the timing of disbursements, a $1.6 million decrease in net income taxes receivable, due to the timing of tax payments and receipts and a $0.5 million increase in deferred revenue and customer advances, due to billings on contracts in advance of product shipments.

We invested $10.6 million in the purchase of property and equipment in the nine months ended September 30, 2013, primarily related to production tooling equipment, test equipment and software. We purchased $397.9 million of marketable securities in the nine months ended September 30, 2013, comprised of United States government treasury notes and bills, while sales and maturities of marketable securities amounted to $300.0 million.

During the nine months ended September 30, 2013, shares issued upon vesting of restricted stock were net of 49,496 shares retained by us to cover employee tax withholdings of $3.2 million paid by us. In addition, we received $0.3 million from the exercise of stock options and $1.1 million from the excess tax benefit related to our stock-based compensation plans.

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any material legal proceedings.

Item 1a.      Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, except as set forth in the paragraph following immediately below. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. Except as required by law, we undertake no obligation to update these risk factors or any forward-looking statements that we make.

The risk factors below, compared with the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, reflect the addition of one new risk factor, which is captioned, “A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.”

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition.

We are unable to predict the future of the global economy, and there is no certainty that our business will grow in the long term. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe, prolonged U.S. Government shutdown  and to the mandatory reductions in defense spending that may occur under the U.S. Budget Control Act of 2011, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers, businesses and governments to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At September 30, 2013, raw material inventory includes $39.5 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the Department of Defense (DoD), as well as delays in program starts or the award of contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not participate. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, including through sequestration, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.  Further, the failure of Congress to pass an interim or full-year budget in the immediate future, or increase the amount the U.S. Government is authorized to borrow (commonly referred to as the debt ceiling), could disrupt our business.  These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2008 has ranged from a low of 70.1% to a high of 74.8%, including sequential, quarterly variations as high as 280 basis points. We believe that our gross margin in recent periods has been within what we consider our normal range. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts.

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

We are expanding internationally, including our acquisition of Arctic Silicon Devices in Norway, the establishment of our international operations center in Ireland, the opening of our new design center in Egypt and establishment of a warehouse facility operated by a third party in Malaysia. Our long-term global expansion project has many goals, including optimizing how we execute our growing international business. We believe that our new corporate structure will enable us to service our international customers, better manage our global suppliers and have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk.

It requires significant attention and resources to manage geographically dispersed operations, and the recent expansion of our headcount and in the geographical scope of our operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and other internal management systems. As a result of our international expansion and the increasing scale and complexity of our operations, we are now in the process of implementing an entirely new ERP system with substantially greater functionality, a project that we expect will not be completed until at least the first quarter of 2014.

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

Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms, current market demand and the availability of manufacturing capacity at our third-party foundries. As a result, we make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers’ requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers’ requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt our customers’ production schedules. Any of these occurrences could negatively impact our operating results and our business.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 40.2% in 2012, 43.2% in 2011 and 36.5% in 2010, and was 35.4% of our revenue during the nine months ended September 30, 2013. During 2012, 2011 and 2010, Boeing accounted for 16%, 16% and 11%, respectively of our total sales. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted

consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 52.9% in 2012, 54.8% in 2011 and 55.1% in 2010, and was 56.0% of our revenue during the nine months ended September 30, 2013. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

• difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

• compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;

• legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

• changes in the statutory tax rate in the various foreign jurisdictions that we operate in;

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock

We maintain a stock repurchase program, originally authorized in April 2008, that was intended to offset the dilutive impact of equity-based compensation granted to our employees. Shares may be repurchased from time to time on the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this publicly announced program during the three months ended September 30, 2013. The timing, price and volume of any additional repurchases will be based on market conditions, relevant securities law and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award in order to satisfy the minimum statutory withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient’s behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

During the three months ended September 30, 2013, an aggregate of 1,064 shares were retained by us to cover aggregate employee tax withholdings of $69,000, as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
July 2013	—	$—	—
August 2013	—	—	—
September 2013	1,064	64.77	—
Total	1,064		—	$67,413

(1) Represents the weighted average closing price per share of the shares withheld in satisfaction of withholding tax obligations, as reported by the Nasdaq Stock Market, as of the date the withholding was effected.

(2) Value based on an aggregate of 1,031,568 shares at an assumed purchase price of $65.35 per share, which was the last sale price of our common stock on September 30, 2013, as reported by the Nasdaq Global Market. Does not reflect the value of shares that may be retained to satisfy future employee tax withholding obligations.

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

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and September 30, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2013 and September 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2013	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer