Form 10-K
period 2013-12-31
HITTITE MICROWAVE CORP
filed 2014-02-26
CIK 1130866

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013 was $1,808,190,310.

         As of February 13, 2014 there were 31,376,729 common shares outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

HITTITE MICROWAVE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

INDEX

PART I

Item 1.    Business

Our Company

        We design and develop high performance integrated circuits (ICs), modules, subsystems and instrumentation for technically demanding radio frequency (RF) microwave and millimeterwave applications. As a result of our 29 years of experience and innovation, we have developed a deep knowledge of analog, digital and mixed-signal semiconductor technology, from the device level to the design and assembly of complete subsystems. Our fabless business model enables us to leverage our broad engineering, assembly and test capabilities and our intellectual property portfolio, including our semiconductor modeling expertise and library of proprietary circuit designs.

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

  •
  Direct broadcast satellite receivers, military electronic countermeasure systems and point-to-point radio systems used in cellular backhaul applications commonly use frequencies in what we refer to as the microwave frequency band, between 6 GHz and 20 GHz.

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

        Broad product portfolio.    We offer a broad range of standard and custom ICs, modules, subsystems and instrumentation that perform a variety of functions across the RF, microwave and millimeterwave frequency bands. At December 31, 2013, we had more than 1,100 standard products which may be categorized for descriptive purposes into 36 functional product lines:

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

        We offer our products in a wide variety of packaging formats, as well as in modules, subsystems and instrumentation, facilitating their use in a broad range of applications. We have the ability to rapidly design, prototype and commence volume production of our products, assisting our customers in meeting their time-to-market requirements. We introduced two new product lines in 2012 and four in 2011. We introduced 31 new standard products in 2013, 54 in 2012, and 82 in 2011. In 2013, we also introduced a comparable number of products directly to customers. These products are generally not publicly released for competitive reasons.

        Diverse customer base, markets and applications.    The diversity of our customers, markets and applications provides us with multiple long-term growth opportunities. In 2013, we sold our products to approximately 4,000 commercial and U.S. Government customers for use in a variety of applications and markets worldwide. Our principal markets include:

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

  •
  We include with our product description detailed technical specifications, performance data, suggested design block diagrams and recommended applications for our standard products.

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

Products

        We design, develop and sell high performance analog, digital and mixed-signal ICs, modules, subsystems and instrumentation used in technically challenging RF, microwave and millimeterwave and fiber optic communications applications. We offer a broad range of radio frequency integrated circuits (RFICs), MMICs, MCMs, subsystems and instruments that perform a variety of signal processing functions and that operate across the RF, microwave, millimeterwave frequency spectrum. Our products are used in a wide range of wired and wireless communications applications, such as cellular base stations, microwave and millimeterwave radio systems, broadband wireless access systems and direct broadcast satellite systems. They are also used in detection, measurement and imaging applications including military communication, targeting, guidance and electronic countermeasure systems, commercial, scientific and military spacecraft, automotive collision avoidance systems, medical imaging systems and industrial test equipment. We also offer products designed for use in fiber optic communications systems and in high speed data/voice/video/networking applications.

        We offer standard products and custom products. We develop standard products from our own specifications and offer them for sale through our direct sales organization and network of sales representatives, our distributors and our website. We currently offer more than 1,100 standard products across 36 product lines. Our strategy in developing standard products is to introduce high performance products that will be valued by customers for their ability to address technically challenging applications, rather than to offer commodity ICs for use in high volume applications where cost, rather than performance, is the highest priority. We believe that many of our standard products offer a combination of form factor, functionality and performance attributes that are not available from any other supplier. The standard products listed on our website generally are purchased by multiple customers for use in a variety of applications.

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

  •
  low noise amplifiers used in the first stage of a receiver, where amplification of low power signals while minimizing any noise contribution is required; and

  •
  wideband (distributed) amplifiers having more than an octave of operating frequency bandwidth (that is, where the highest frequency is twice the lowest frequency), used in military, space and commercial systems where a wide range of frequencies need to be processed by one subsystem.

  •
  Attenuators.    Attenuators are used to reduce the power of a signal in specific controlled amounts without distorting the signal quality. For example, to avoid overloading a base station's receiving circuitry as a mobile transmitter approaches a base station or tower, an attenuator is used in the receiver to optimize the received signal for processing. Our portfolio of attenuators is classified into two types:

  •
  digital attenuators that provide control of the signal in response to a digital logic input and deliver preprogrammed levels of attenuation according to the digital input; and

  •
  voltage variable attenuators that provide control of the signal in response to an analog voltage input and can deliver continuously varying, very fine to very large levels of attenuation.

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

  •
  Crosspoint switches.    Crosspoint switches are used for routing high speed signals across data and voice communications equipment backplanes. These devices are specified as N×M, with the first number (N) representing the number of inputs and the last number (M) representing the number of output crosspoints. Any input signal may be routed from a given input port to any combination of output ports based on the appropriate condition of the control signals. Our crosspoint switch products are optimized for driving and receiving high speed signals and are ideal for 10 GbE, 16G fiber channel and high speed data and wideband video network applications.

  •
  Data converters.    Data converters are used to convert signals between analog and digital format. Our product line includes:

  •
  analog-to-digital converters (ADCs) convert analog input voltages to a digital number which is proportional to the magnitude of the input voltage. Our standard ADC portfolio includes high performance, low power ADCs with up to 8 individual channels, and ultra-high speed ADC products with best in class linearity and low power consumption. Our ADCs are designed to meet the requirement of the most demanding high performance signal processing applications; and

  •
  track-and-hold (T/H) amplifiers that sample a continuously varying analog signal and convert it in a sequence of constant levels to eliminate signal variations for signal processing and conversion. Our T/H products are designed to provide significant improvement in bandwidth and performance to wideband sampled signal systems.

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

  •
  Frequency dividers and detectors.    Frequency dividers, also called prescalers, and phase-frequency detectors are used in frequency generation circuits, to help process and distribute the carrier frequency of the system. We offer a full range of frequency dividers and phase-frequency detectors. Our frequency dividers and detectors are used in military, space and commercial systems where very low noise is required or where a wide range of frequencies need to be processed by one subsystem. Our dividers and detectors include:

  •
  dividers (prescalers) that provide fixed division ratios, including innovative divide-by-3 and divide-by-5 ratios, by dividing and digitizing a frequency without generating unwanted noise to enable the synthesizer to lock on the desired output signal;

  •
  programmable counter that provide continuous integer division ratios from 1 to 32 in response to digital logic input;

  •
  programmable dividers that provide selectable fixed division ratios; and

  •
  phase-frequency detectors that are used to detect the frequency and phase of an input signal accurately, and can be combined with a divider to detect an incoming frequency and divide it by a predetermined factor.

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

  •
  IF signal processing.    In a receiver, intermediate frequency (IF) signal processing involves the amplification and filtering of the desired signal after down conversion and prior to analog-to-digital conversion. In a transmitter, it involves the amplification and filtering of the desired signal after digital-to-analog conversion and before upconversion to the RF or microwave frequency. Our IF signal IC products include:

  •
  dual differential programmable low pass filters with very high accuracy; and

  •
  dual differential programmable baseband variable gain amplifiers that provide discrete gain level changes over a 40 dB range and high linearity performance.

  •
  Interface.    Interface products are used in the digital or analog control of integrated circuits. Our interface devices convert a serial or parallel logic input to a six bit wide complementary output, and can be used to simplify the control of digital attenuators, digital phase shifters, digital variable gain amplifiers and switch matrices.

  •
  Limiting amplifiers.    Limiting amplifiers increase the gain of a digital signal, and have the feature of adding more gain to low level signals, and less gain to high level signals producing a level output independent of input signal level. Our limiting amplifier products are optimized for fiber optic communications and feature low jitter and high data rate capability.

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

  •
  Signal conditioners.    Signal conditioner products are protocol and data rate agnostic and can be used on the transmit path to pre-distort transmitted signal in order to invert channel distortion or on the receive path to equalize the distorted and attenuated received signal. Our signal conditioner products are effective in compensating chromatic and polarization mode dispersion and inter-symbol interference (ISI) caused by wide variety of transmission media, copper cable assembly, backplane and/or fiber, and channel lengths. Signal conditioners support 12G SAS/SATA, 16G/32G fiber channel, 14G FDR and 28G EDR Infiniband, 100GbE module, line card, and backplane applications as well as legacy data rates.

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

        We offer our products in a wide variety of packaging formats, ranging from bare die to surface mount plastic and ceramic packages and highly integrated, chassis-mounted connectorized subsystems. We offer plastic, ceramic and metal packaging formats, including many industry standard formats, as well as proprietary packaging technologies. Our microwave surface mount packages are offered in either a hermetically sealed format for military, space and high reliability commercial applications or a non-hermetically sealed format for commercial communications and sensor applications. Our highly integrated modules and subsystems are constructed utilizing a variety of formats including ceramic substrates or printed circuit boards mounted in self-contained housings.

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

Sales, Marketing and Support

        We sell our products worldwide through multiple channels, including our worldwide direct sales force, applications engineering staff, our network of domestic and international independent sales representatives and our website. In addition, many of our standard products are available for sale through our distributors, Future Electronics and Digi-Key Corporation. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and technical support staff in the United States, Canada, China, Finland, France, Germany, India, Ireland, Japan, Korea, Norway, Sweden, Turkey, and the United Kingdom. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

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

        We currently utilize a wide range of semiconductor processes to develop and manufacture our products, although each of our foundries tends to use a particular process technology in the production of its semiconductor wafers. Based on the requirements of a particular product design, we choose the foundry and semiconductor process that we believe will provide the best combination of performance attributes for use in that product. For most of our products, we use a single foundry for the production of the semiconductor wafer. Our foundries are Cree, Global Communications Semiconductors, IBM, Tower/Jazz Semiconductor, Northrop Grumman, Taiwan Semiconductor Manufacturing Company (TSMC), Donauplaza GmbH Semiconductor, TriQuint Semiconductor, United Monolithic Semiconductors (UMS) and WIN Semiconductors. We are actively engaged with these and other foundries to develop device models and intellectual property which can be included in our future production or research and development programs. Because the quality and reliability of our products is critical, we carefully qualify each of our foundries and processes before applying the technology to a production program.

        For most of our products, the production process begins with a GaN, GaAs or silicon semiconductor substrate, or wafer. The foundry that we select to manufacture a particular product utilizes a set of masks that are generated from our proprietary circuit layout designs. Completed wafers or die are shipped by the foundry to us or to our third-party packaging vendors. Depending on the application, the integrated circuit may be sold as bare die or assembled into an injection molded plastic package or a ceramic or metal package or housing, using a wide variety of packaging technologies. Standard plastic packaged parts are assembled by third-party suppliers located primarily in Asia and the United States, while packaging of high value package components is performed primarily at our Chelmsford facility. We utilize contract manufacturers to produce complex printed circuit board assemblies for certain military and commercial subsystems and instruments. Following the assembly process, we or our subcontractors perform a final test for validation, inspection and quality assurance purposes on all finished products before they are shipped to our customers.

        Our Chelmsford manufacturing facility contains class 100 to 100K clean room areas certified for commercial, military and space level product manufacturing. Our networked material requirements planning documentation and test data acquisition systems enable us to track materials throughout our suppliers and our own facility, as well as schedule production activities and shipments based on customer demand. We utilize automated and manual test stations for each of our numerous package types, driven by proprietary test equipment configurations and software. Our manual and automatic hybrid assembly equipment includes die inspect/pick, die/substrate attach, wire bond, and hermetic/non-hermetic sealing functions. We sell single die products up to complex multi-module subsystems. We are capable of testing our products from DC up to 110 GHz, utilizing our automated and semi-automated RF, microwave and millimeterwave equipment.

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

Competition

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as Cree, IDT, Linear Technology, M/A-COM, Peregrine Semiconductor, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as TriQuint Semiconductor and UMS.

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

Employees

        As of December 31, 2013, we had 506 full-time employees, compared with 486 full-time employees at December 31, 2012. We have never experienced a work stoppage, and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information regarding our executive officers, other vice president-level officers and directors.

Name	Age	Position
Rick D. Hess	60	President, Chief Executive Officer, and Director
William W. Boecke	62	Vice President, Chief Financial Officer and Treasurer
Everett N. Cole III	52	Vice President of Hybrid Manufacturing(1)
Susan J. DiCecco	62	Vice President of Human Resources
Gorkem Guven	36	Vice President
William D. Hannabach	51	Vice President of Global Operations
Gregory N. Henderson	45	Vice President
Dong Hyun (Thomas) Hwang	50	Vice President of Sales, Asia Pacific
Brian J. Jablonski	54	Vice President of Operations(1)
Jason M. Lynch	35	Managing Director, Hittite Microwave International Limited
Antonio Visconti	53	Vice President
Larry W. Ward	67	Vice President of Sales
Gregory R. Beecher	56	Director(2)
Ernest L. Godshalk	68	Director(3)
Adrienne M. Markham	62	Director(4)
Brian P. McAloon	63	Director(5)
Steve Sanghi	57	Director
Cosmo S. Trapani	75	Director(6)
Franklin Weigold	75	Chairman of the Board(7)

(1)
Our Vice President of Hybrid Manufacturing and Vice President of Operations are not executive officers. They are included pursuant to Item 401(c) of Regulation S-K as persons who are expected to make significant contributions to our business.

(2)
Member of the Audit Committee

(3)
Chairman of the Audit Committee and member of the Compensation Committee

(4)
Chairman of the Compensation Committee and member of the Nominating and Corporate Governance Committee

(5)
Chairman of the Nominating and Corporate Governance Committee and member of the Audit Committee

(6)
Member of the Audit Committee and Compensation Committee

(7)
Chairman of the Board, Member of the Nominating and Corporate Governance Committee

        Rick D. Hess has served as our President and Chief Executive Officer since April 2013 and a member of our board of directors since 2005. From 2010 to 2013 Mr. Hess is served as Vice President of Superconductors at American Superconductor Corporation, a provider of proprietary technologies and solutions for the electrical power infrastructure industry. From 2006 to 2010, he was President and Chief Executive Officer of Konarka Technologies, a developer of photovoltaic cells on plastic. From 2004 to 2006, Mr. Hess was Chief Executive Officer of Integrated Fuel Cell Technologies, Inc., a developer of micro-fuel cell systems. From 1999 to 2004, Mr. Hess served as President of M/A-COM, a subsidiary of Tyco Electronics. Mr. Hess received a B.S. in Electrical Engineering from Purdue University and an M.S. in Electrical Engineering from Johns Hopkins University.

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

        Susan J. DiCecco has served as our Vice President of Human Resources since October 2013. From 2000 to 2012 Mrs. DiCecco held various positions at American Superconductor Corporation including having served as Senior Vice President, Corporate Administration since August 2009. Previously, Mrs. DiCecco held a number of human resources and operational positions at W.A.Wilde Company, Kidde Fenwal Company and General Motors. Mrs. DiCecco received her BS in Education and MBA from Framingham State University.

        Gorkem Guven has served as Vice President since October 2012, managing engineering and business development. Since joining Hittite in 2000 Mr. Guven has held various positions including General Manager of Hittite Istanbul. Mr. Guven has over 15 years experience in the semiconductor industry. Mr. Guven received his BS in Electrical Engineering from Middle East Technical University and an executive M.B.A. from Koc University.

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

        Gregory N. Henderson has served as Vice President since October 2013. From 2004 to 2013, Mr. Henderson held various management roles in the Public Safety and Professional Communications business of Harris Corp. (acquired from Tyco Electronics), where he was most recently the Director of

Product Management. Previously, Mr. Henderson worked in the wireless semiconductor industry, holding positions at TriQuint Semiconductor, IBM, and M/A-COM. Mr. Henderson earned a MS and PhD in electrical engineering from Georgia Institute of Technology, and holds numerous patents in wireless communications and semiconductor devices and circuits.

        Dong Hyun (Thomas) Hwang has served as Vice President of Sales, Asia Pacific since October 2013. Since joining Hittite in January 2002, Mr. Hwang has held various positions, including Asia-Pacific Regional Sales Manager, Director of Sales and in January 2010 was appointed Vice President of sales. From 1997 to 2002, Mr. Hwang served as Country Manager for Korea for M/A-COM. Mr. Hwang received a B.S in Electrical Engineering from Lehigh University and an M.S. in Electrical Engineering from Lehigh University.

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

        Jason M. Lynch has served as the Managing Director of Hittite Microwave International Limited since December 2011. Since joining Hittite in 2004, Mr. Lynch has held various engineering and sales positions. Mr. Lynch has over 14 years of experience in the semiconductor industry. Mr. Lynch received his Bachelor of Engineering and Master of Engineering Science from University College Cork, Ireland and an M.B.A from Babson College.

        Antonio Visconti has served as Vice President since October 2011, managing research and development engineering. From 2010 to 2011, Mr. Visconti served as Business Director in Maxim Integrated Product's Precision Control Group. From 2008 to 2011 he served as the CEO and Founder of ACZENT, Inc, a provider of analog solutions. From 2002 to 2008 he served as the Vice President and General Manager of National Semiconductor's Data Conversion division. Mr. Visconti has over 23 years experience in the semiconductor industry. Mr. Visconti received his degree in Electronic Engineering from the University of Naples in Italy.

        Larry W. Ward has served as our Vice President of Sales since October 2013. From 2011 to 2013, Mr. Ward was President of BSC Solutions which developed business and sales channel solutions for technology firms. From 1973 to 2010, Mr. Ward served in a number of executive positions at with Harris Corporation (and its predecessor Microwave Associates, Inc., M/A-COM Inc., AMP Inc. and Tyco Electronics Ltd.). Most recently Mr. Ward was Vice President Indirect Channel for Harris Corporation's Public Safety and Professional Communications Unit. Prior to this position, Mr. Ward held a number of senior management positions including Global Vice President Sales & Marketing for M/A-COM's Semiconductor, Component and Defense Businesses, Co-Business Unit Manager—Integrated Semiconductor Business Unit and Director of Human Resources and Administration. Mr. Ward received a BS in Engineering Technology from Capitol College and an MBA from Syracuse University.

        Gregory R. Beecher has served as a member of our board of directors since 2013. Mr. Beecher has been Chief Financial Officer of Teradyne since 2001 and has served as its Treasurer since 2007. Previously Mr. Beecher was a partner at PricewaterhouseCoopers LLP where he served in the National Office, providing consulting on complex accounting matters. Over his 18 year public accounting career, he led audits and internal control engagements with numerous technology companies. Mr. Beecher served on the Board and was the Audit Committee Chairman of MatrixOne and he currently is on the

Board and is the Audit Committee Chairman of MKS Instruments. Mr. Beecher received a B.S. from the University of Hartford and M.S. in Accounting from Northeastern University.

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

        Brian P. McAloon has served as a member of our board of directors since 2008. Mr. McAloon was, from 2001 to 2008, Group Vice President of the DSP and Systems Products Group of Analog Devices, Inc., a provider of semiconductors for high performance signal processing applications. He also served in a number of other roles at Analog Devices, including Vice President, Sales, Vice President, Sales and Marketing—Europe and Southeast Asia and General Manager, Analog Devices, B.V. Mr. McAloon received his B.Sc. in Electronics and Electrical Engineering from Glasgow University.

        Steve Sanghi has served as a member of our board of directors since 2013. Since 1993, Mr. Sanghi has served as Chairman of the Board of Directors of Microchip, a provider of microcontroller and analog semiconductors. He was appointed Chief Executive Officer in 1991 and President in 1990. From 1988 to 1990 he served as the Vice President of Operations at Waferscale Integration, Inc., a semiconductor company. From 1978 to 1988 Mr. Sanghi held various positions in management and engineering at Intel Corporation, most recently serving as General Manager of Programmable Memory Operations. Mr. Sanghi received a BS in Electronics and Communications from Punjab University, India and a Masters of Science degree in Electrical and Computer Engineering from the University of Massachusetts.

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

        Franklin Weigold has served as a member of our board of directors since 2003 and as our lead director since November 2009 and as Chairman of the Board since April 2013. From 1999 to 2003, Mr. Weigold served as Vice President and General Manager of The Micromachined Products Division of Analog Devices, Inc., and from 1992 to 1999 was Vice President and General Manager of its Transportation and Industrial Products Division. Prior to joining Analog Devices, Mr. Weigold served as President and Chief Operating Officer of Unitrode Corporation. Previously, he was President of Silicon General Inc. Mr. Weigold received a B.S. in Electrical Engineering from Michigan Technological University and an M.B.A. from the University of Pittsburgh.

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

        We are unable to predict the future of the global economy, and there is no certainty that our business will grow in the long term. These uncertainties, including uncertainties related to the current sovereign debt crisis in certain countries in Europe, the recent U.S. Government shutdown and to the mandatory reductions in defense spending that may occur under the U.S. Budget Control Act of 2011, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Uncertain economic conditions may lead consumers, businesses and governments to reduce or postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The inability of customers to obtain credit could negatively affect our revenue and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers, independent sales representatives or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or deteriorate, we may recognize charges relating to restructuring costs or the impairment of assets. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

  •
  the timing of customer qualification of our products and commencement of volume sales of their systems that include our products;

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

        We obtain all the semiconductor wafers used in our products from third-party wafer fabrication facilities, known as foundries. Our principal third-party foundries include Cree in North Carolina, Global Communications Semiconductors in California, IBM in Vermont, Northrop Grumman in California, Donauplaza GmbH Semiconductor in Germany, TriQuint Semiconductor in Oregon and Texas, Tower/Jazz in California, TSMC in Washington and Taiwan, UMS in France and WIN Semiconductors in Taiwan. We typically rely on a single foundry for the production of the wafer used in a particular product. We generally have not had long term supply agreements with our foundries. Our agreements with our foundries fix the prices at which we purchase wafers from them, typically for a period of one year.

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

        The ability of our suppliers to meet our requirements could be impaired or interrupted by constraints on their manufacturing capacity or by a variety of other factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages or political unrest. One supplier of wafers that are used in a significant number of our products has, in the past, experienced financial difficulties. We have recently been informed that another wafer supplier was recently sold. Financial or other difficulties faced by our suppliers, or significant changes in demand for the components, materials or services they use in the products they supply to us, could limit the availability of those products to us.

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

        We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At December 31, 2013, raw material inventory includes $38.0 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

         Our financial results are exposed to the cyclicality of the semiconductor industry and our end markets.

        In addition to being subject to such broad, macroeconomic conditions, the semiconductor industry in general, and the market segments within that industry that we serve, are cyclical in nature and have experienced, and may in the future experience, significant fluctuations in supply and demand. Such fluctuations could result in product overcapacity, high inventory levels and accelerated erosion of average selling prices, affecting one or more of the markets we serve. These adverse effects could occur even during periods of growth in the broader economy. Downturns in many sectors of the electronic systems industry have in the past contributed to weak demand for semiconductor products, which has sometimes lasted for extended periods of time. A period of weak demand could adversely impact our revenue and harm our business, financial condition and results of operations.

         If our principal markets fail to grow or experience declines, our revenue may suffer.

        Although our products are used in a variety of markets, our future growth depends to a significant extent on the success of our principal markets, which are automotive, broadband, cellular infrastructure, fiber optics, microwave and millimeterwave communications, military, space and test and measurement systems. Revenue derived from our three largest markets, military, microwave and millimeterwave communications and test and measurement, represented, in the aggregate 74.0% and 75.6% of our annual revenue in 2013 and 2012, respectively. In 2011, our three largest markets were military, microwave and millimeterwave communications and cellular infrastructure, which accounted for, in the aggregate, 76.8% of our annual revenue. Given the current economic climate, the rate at which our principal markets will grow or decline is difficult to predict. These markets may fail to grow or may decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the United States defense budget and procurement processes and changes in regulatory environments. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, our revenue could decline.

         A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

        Our operating results have in the past been, and could in the future be, adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the Department of Defense (DoD), as well as delays in program starts or the award of contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not participate. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, including through sequestration, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. Further, the failure of Congress to pass an interim or full-year budget in the immediate future, or increase the amount the U.S. Government is authorized to borrow (commonly referred to as the debt ceiling), could disrupt our business. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

  •
  achieve adequate manufacturing yields.

        Furthermore, a newly introduced standard product generally has little immediate impact on our revenue. A new standard product may not generate meaningful revenue for two or more years, if ever. In the meantime, we will have incurred expenses to design and produce the product, and we may not recover these expenses if demand for the product fails to reach forecasted levels. As the complexity and level of integration of our products has grown, the number of new products that we have introduced each year has decreased in each of the last three years, and the average investment in research and development cost in each such new product has increased. We believe the revenue potential of these new products justifies this larger investment. However, greater concentration of our research and development resources on a smaller number of products increases the risk of harm to our business if any one of these new products fails to achieve market acceptance.

         Our gross margin fluctuates from period to period, which affects our results of operations.

        Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2010 has ranged from a low of 67.3% to a high of 74.8%, including sequential, quarterly variations as high as 390 basis points, as in the fourth quarter of 2013. We believe that our gross margin in prior periods has been at the high end of what we consider our normal range, while our gross margin of 67.3% in the fourth quarter of 2013 was at the lower end of our normal range. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. In addition, we may from time to time enter into development contracts, typically with government customers, that initially generate low gross margins, in the hope that these development projects will lead to higher margin production contracts. Such contracts may initially have an adverse effect on our gross margin, as in the fourth quarter of 2013.

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

        We have expanded internationally, including our acquisition of Arctic Silicon Devices in Norway, the establishment of our international operations center in Ireland, the opening of our new design center in Egypt and establishment of a warehouse facility operated by a third party in Malaysia. Our long-term global expansion project has many goals, including optimizing how we execute our growing international business. We believe that our new corporate structure will enable us to service our international customers, better manage our global suppliers and have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk.

        It requires significant attention and resources to manage geographically dispersed operations, and the recent expansion of our headcount and in the geographical scope of our operations have placed additional demands on our management and other resources. To accommodate any future growth, we must continue to expand and upgrade our operational and financial systems, procedures and controls, and other internal management systems. As a result of our international expansion and the increasing scale and complexity of our operations, we are now in the process of implementing an entirely new ERP system with substantially greater functionality, a project that we expect will not be completed until at least the second quarter of 2014.

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

        A majority of our revenue is typically derived from sales of our standard products. We order components and materials, such as semiconductor wafers, used in the manufacture of our standard products 12-14 weeks in advance, while our customers typically place orders for those products one to eight weeks in advance, exposing us to inventory and manufacturing costs in advance of anticipated revenue. If we or our customers fail to predict market demand accurately for new and existing standard products, we may experience a delay or reduction of anticipated revenue without having sufficient time to adjust our inventory and operating expenses. Over the past several years, our customer's requested lead times have continued to decrease. As the number of products we offer increases, and our customers' expected lead times grow shorter, we have been required to carry larger amounts of inventory, which exposes us to increased inventory risk. Additionally, as customers' lead times become shorter, changes in their buying patterns or in our product mix can manifest themselves rapidly and unexpectedly, and can affect our results of operations in a manner that is difficult to predict or plan for, as occurred during the fourth quarter of 2013.

        Lead times for our manufacturing materials can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms, current market demand and the availability of manufacturing capacity at our third-party foundries. As a result, we make financial commitments in the form of purchase commitments. Furthermore, we generally lack visibility into the finished goods inventories of our customers, which makes it more difficult for us to accurately forecast their requirements. If we overestimate our customers' requirements, we may have excess inventory, which would increase our costs. If we underestimate our customers' requirements, we may have inadequate inventory, which could prevent us from delivering our products to our customers on a timely basis, which could disrupt our customers' production schedules. If we are unable to accurately forecast the mix of higher margin and lower margin products that we sell, our gross margins and profitability could be adversely affected. Any of these occurrences could negatively impact our operating results and our business.

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

        We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 35.4% in 2013, 40.2% in 2012 and 43.2% in 2011. During 2013, 2012 and 2011, Boeing accounted for 13.5%, 16.1% and 16.4%, respectively of our total sales. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

        The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 56.7% in 2013, 52.9% in 2012 and 54.8% in 2011. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

        The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. We compete primarily with other suppliers of high performance analog and mixed-signal semiconductor components used in RF, microwave and millimeterwave applications. These competitors include large, diversified semiconductor manufacturers with broad product lines, such as Avago and Analog Devices, with whom we compete in a number of our markets. We also compete in specific markets or product categories with a large number of semiconductor manufacturers such as IDT, Linear Technology, Cree, M/A-COM, Peregrine Semiconductor, RFMD, Skyworks, TriQuint Semiconductor and UMS. We also encounter competition from manufacturers of advanced electronic systems that also manufacture semiconductor components internally. Additionally, in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as Cree, TriQuint Semiconductor and UMS. Our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do, and might be perceived by prospective customers to offer financial and operational stability superior to ours. This is particularly true of competitors in the markets for silicon-based products. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

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

         Deviations in the manufacturing process can cause unacceptable manufacturing yield loss or halts in production, which could have a material adverse effect on our revenue and gross margin.

        Our products involve complexities in both their design and the semiconductor process technology employed in their fabrication. In many cases, the products are assembled into customized packages or integrated into higher level modules and subsystems. Our products must meet exacting customer specifications for quality, performance and reliability. Our manufacturing yield, the percentage of "good" units produced in a given period, is a combination of yields including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause unacceptable manufacturing yield loss or halts in production. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

  •
  design errors;

  •
  processing defects in the procured wafers;

  •
  impurities or contamination in the materials used;

  •
  contamination of the manufacturing environment;

  •
  equipment failure or variations in the manufacturing processes;

  •
  losses from broken wafers or other human error;

  •
  defects in packaging; and

  •
  issues and errors in testing.

        Typically, when our yields improve, our gross margin improves. When our yields decrease, our unit costs are typically higher, our gross margin is lower and our profitability is adversely affected, any or all of which can harm our results of operations and lower our stock price.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Chelmsford, Massachusetts, in a 103,000 square foot building that we own. We also own a 71,000 square foot building in Chelmsford, Massachusetts, where we perform final assembly of our module and subsystem-level products, and final testing of our products. We occupy leased premises of approximately 11,000 square feet for our international headquarters in Cork, Ireland; 5,400 square feet for our design center in Cairo, Egypt; 13,000 square feet for our design center in Colorado Springs, Colorado; 8,000 square feet for our design center in Istanbul, Turkey; 7,000 square feet for our design center in Ottawa, Ontario, Canada; 3,500 square feet for our design center in Roanoke, Virginia; 4,300 square feet for our design center in Trondheim, Norway and 2,600 square feet for our inventory warehouse in Malaysia. We also occupy approximately 1,000 square feet or less for each of our sales offices in China, Finland, France, Germany, India, Japan, Korea, Sweden and the United Kingdom. We believe that our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

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

	Year Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$66.97	$58.37	$59.15	$48.40
Second Quarter	60.59	52.45	54.56	47.28
Third Quarter	65.60	56.25	57.49	45.94
Fourth Quarter	66.49	57.41	63.39	52.61

        As of December 31, 2013, our common stock was held by approximately 166 shareholders of record.

        On February 6, 2014, we declared a dividend of $0.15 per share to all shareholders of record as of March 4, 2014, payable in cash on March 27, 2014.

Repurchases of our common stock

        The agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Recipients may elect to have the minimum tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award that have a fair market value (as of the date the withholding is effected) sufficient to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient's behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

        During the three months ended December 31, 2013, an aggregate of 83,249 shares were retained by us to cover aggregate employee tax withholdings of $5,177,000, as follows:

Period	Total number of shares purchased	Weighted average price paid per share(1)
October 2013	690	$64.40
November 2013	15,160	64.15
December 2013	67,399	61.72

Total	83,249	$62.18

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hittite Microwave Corporation, the NASDAQ Composite Index,
and the PHLX Semiconductor Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Hittite Microwave Corporation	100.00	138.39	207.20	167.62	210.66	209.54
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
PHLX Semiconductor	100.00	159.68	183.23	186.05	204.93	268.55

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the last five fiscal years.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$273,815	$264,395	$264,108	$244,256	$162,990
Cost of revenue	79,040	69,415	69,935	62,617	45,239

Gross profit	194,775	194,980	194,173	181,639	117,751

Operating expenses:
Research and development	49,764	49,202	38,899	31,467	22,971
Sales and marketing	23,516	23,966	22,047	19,420	15,034
General and administrative	13,855	14,598	12,078	11,568	9,737

Total operating expenses	87,135	87,766	73,024	62,455	47,742

Income from operations	107,640	107,214	121,149	119,184	70,009
Interest income	253	182	172	134	394
Other (expense) income, net	(935)	(125)	430	(72)	2

Income before income taxes	106,958	107,271	121,751	119,246	70,405
Provision for income taxes	36,965	38,702	37,063	42,215	24,232

Net income	$69,993	$68,569	$84,688	$77,031	$46,173

Earnings per share:
Basic	$2.29	$2.26	$2.81	$2.60	$1.57
Diluted	$2.25	$2.22	$2.77	$2.56	$1.55
Weighted average shares outstanding:
Basic	30,609	30,359	30,178	29,584	29,380
Diluted	31,093	30,895	30,586	30,135	29,850

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,600	$269,157	$353,667	$295,490	$220,477
Marketable securities	353,947	140,069	—	—	—
Working capital	584,855	504,011	424,166	344,045	255,372
Total assets	656,488	573,563	488,565	405,509	292,693
Stockholders' equity	628,029	551,204	469,432	375,752	274,149

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

Overview

        We were organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. Since our founding, we have established a 29-year track record of innovation in RF, microwave and millimeterwave semiconductor technology. From 1985 to 1993, our principal activity was government-sponsored research and development relating to advanced, application-specific radio frequency integrated circuits, or RFICs, and monolithic microwave integrated circuits, or MMICs, primarily for military and other government-related programs. During this period, we developed many innovative technologies that we continue to incorporate in our products today.

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

        In 2001, we opened our first international sales office, and began to focus on expanding our international business. We currently have sales and technical support staff in Canada, China, Egypt, Finland, Germany, India, Ireland, Japan, Korea, Norway, Sweden, Taiwan, Turkey and the United Kingdom, to complement our United States offices. In 2013, we derived 56.7% of our revenue from customers outside the United States.

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

        As of December 31, 2013, we offer more than 1,100 standard products in our catalog and many more custom products, which may be categorized for descriptive purposes into 36 functional product lines.

2013 Management Summary

  •
  Our revenue grew slightly in 2013, increasing 3.6% to $273.8 million compared to $264.4 million in 2012.

  •
  Our gross margin was 71.1% of revenue in 2013 compared to 73.7% of revenue in 2012.

  •
  Operating income was $107.6 million in 2013 compared to $107.2 million in 2012.

  •
  Our net income per diluted share was $2.25 for 2013 compared to a net income per diluted share of $2.22 for 2012.

  •
  We generated positive cash flow from operations of $79.9 million for 2013 compared to $68.1 million for 2012.

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

        Revenue recognition.    We recognize revenue for the majority of our business when the following criteria have been met: (1)  persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For multiple element arrangements, we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. We use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. We maintain a reserve for potential sales returns and allowances. Returns and customer credits, which historically have been immaterial, are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. However, a portion of our sales are made to two distributors under agreements that provide for product return privileges. As a result, we defer recognition of revenue from sales to these distributors until the product is resold by the distributors.

        Revenue from contracts with the United States Government, government prime contractors and some commercial customers, under which we may design, develop, manufacture, or modify complex aerospace or electronic equipment or provide related services, is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress toward completion. The output measure is preferable and used when a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

        Allowance for doubtful accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past.

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. We review the inventory and compare product costs with current market value, and write down any inventory with costs in excess of current market value to its net realizable value. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, which can result in excess or obsolete inventory. This difficulty has increased as we transition from one of our principal foundries. This transition has resulted in increased purchases of raw materials in order to ensure adequate supplies of affected products. Because these products have long lives, our estimates of future demand must cover longer than usual periods, which increases the risk that if actual demand is less than forecast, we may need to write off some or all of these advance purchases as excess or obsolete. At December 31, 2013 and 2012, our raw material inventory includes $38.0 million and $33.1 million, respectively, of advance purchases of wafers from this foundry.

        We recorded expense of $3.1 million, $2.3 million and $2.0 million in 2013, 2012 and 2011, respectively, to reduce inventory to its net realizable value. Once we have written down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize improved gross profit margins on these transactions.

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

        Revenue.    We operate in a cyclical industry, and growth in our revenue is highly dependent on conditions in the global economy. From 2003 to 2008, our revenue grew from $42.0 million to $180.3 million, representing a compound annual growth rate of 33.8%. In 2009, our revenue decreased 9.6% to $163.0 million, due to the global economic downturn and related credit crisis that affected us along with the entire semiconductor industry. In 2010, our revenue increased 49.9% to $244.3 million and in 2011 increased 8.1% to $264.1 million. In 2012, our revenue was essentially flat, growing 0.1% to $264.4 million. In 2013, our revenue increased 3.6% to $273.8 million. There is no certainty that our business will continue to grow. Generally, our revenue growth results from growing market acceptance of standard products we introduced in prior periods, increased sales of our standard products, derived from the introduction of new products, which expands the breadth and diversity of our standard product offerings, and the expansion of our domestic and international sales efforts.

        In establishing current and future planned levels of operating expenses, we seek to balance near-term financial goals with our longer term strategic objectives. Accordingly, we took steps early in 2009 to reduce expenses across our business, and maintained certain of these measures throughout the year. During 2010, 2011 and 2012, we increased spending to support our growth. In 2013 we held our spending relatively flat with 2012. Going forward, we expect to increase spending in research and development commensurate with revenue growth, and our plans for growth also require increased spending to support our operations, sales, marketing and administrative functions.

        Gross margin.    One of our objectives is to maximize our gross margin, which is our gross profit expressed as a percentage of our revenue. Our gross margins were 71.1% in 2013, 73.7% in 2012 and 73.5% in 2011. In general, we seek to introduce high performance products that are valued by our customers for their ability to address technically challenging applications where performance rather than cost is the highest priority. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations.

        Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. Gross margins are also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products. In addition, we may from time to time enter into development contracts, typically with government customers, that initially generate low gross margins, in the hope that these development projects will lead to higher margin production contracts. Such contracts may initially have an adverse effect on our gross margin, as in the fourth quarter of 2013. Additional factors affecting our gross margins include changes in the cost of wafers and materials, the timing of indirect costs for pre-production masks and evaluation materials, changes in estimates for contracts recognized on a percentage of completion basis, variations in overhead absorption, charges for excess or obsolescent inventory, other manufacturing efficiencies, and numerous other factors, some of which are not under our control. Our margins can be substantially affected by changes in our manufacturing yields. Our yields depend on many factors that we control, such as product design and the effectiveness of our own assembly and test operations, but they are also affected by the activities of third parties, such as the foundries and packaging subcontractors that supply us with critical materials and services, that are beyond our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods.

        Purchasing patterns of our standard products.    A majority of our revenue in each quarter is typically derived from sales of our standard products. Purchasers of our standard products generally do not enter into long-term contracts with us. Customers that purchase large volumes of our standard products generally provide us with periodic forecasts of their requirements for those products, but these forecasts do not commit the customer to minimum purchases, and customers generally may revise these forecasts without penalty. A significant portion of our revenue in each quarter is attributable to purchase orders for standard products that are received and fulfilled in that quarter, often including a large number of orders from diverse customers and markets. Over the past several years, our customers' requested lead times have continued to decrease. The price list for our standard products includes discounts based on purchase order volume, and, as a result, the revenue we receive from sales of a particular product in any period is influenced by the average order size for that product during that period. Our forecasting of sales of standard products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions and our knowledge of the current requirements and purchasing practices of our larger customers. However, the absence, in most cases, of long-term purchase commitments for our standard products complicates the task of predicting the exact sources and amount of our revenue from standard products and thus, to some extent, the amount of our total revenue in any quarter. The difficulty of this task is compounded by the uncertainties we and our customers face, related to the recent global economic conditions.

        Relationships with major customers.    We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 35.4% in 2013, 40.2% in 2012 and 43.2% in 2011. One customer, Boeing, accounted for 13.5% of our revenue in 2013, 16.1% in 2012 and 16.4% in 2011. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future.

        Need for continued product and technology innovation.    We believe that the breadth of our product line with respect to functionality, performance and frequency coverage, and our ability to introduce new products rapidly, afford us a significant competitive advantage and have contributed significantly to our revenue growth. Our product development strategy emphasizes internally funded research and development, as well as the acquisition of products and technologies through business combinations and licensing arrangements. As a result of these efforts, we introduced 31 new standard catalog products in 2013, 54 in 2012 and 82 in 2011. Additionally, we introduced 2 new product lines in 2012 and 4 in 2011. Our future competitive position will depend in large part on our ability to continue to innovate, to anticipate the rapid changes in semiconductor technology and RF, microwave and millimeterwave circuit design techniques that characterize our industry and to develop, introduce and successfully market new products that meet the evolving application requirements of our customers. As the complexity and level of integration of our products has grown, the number of new products that we have introduced each year has decreased in each of the last three years, and the average investment in research and development cost in each such new product has increased. We believe the revenue potential of these new products justifies this larger investment. However, greater concentration of our research and development resources on a smaller number of products increases the risk of harm to our business if any one of these new products fails to achieve market acceptance. Driving and supporting this process of continuous innovation and new product introduction is one of our key priorities, and one that will require continuing expenditures.

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

        Need to continue to expand the diversity of our product lines, customer base, markets and target applications.    The semiconductor industry in general, and specific segments of the markets that we serve, are highly cyclical and have historically experienced significant fluctuations in demand, including periods of rapid growth as well as periods of product overcapacity and weak demand, which occur even during periods of growth in the broader economy. Specific segments of the markets we serve may respond in different ways to conditions in the broader economy, for a variety of reasons. In 2013 and 2012, our three largest markets were military, microwave and millimeterwave communications and test and measurement, which accounted for 74.0% and 75.6% of our annual revenue in 2013 and 2012, respectively. In 2011, our three largest markets were military, microwave and millimeterwave communications and cellular infrastructure, which accounted for 76.8% of our annual revenue. An important objective of our management is to reduce our exposure to fluctuations in demand from any particular customer or industry segment by continuing to broaden our customer base and markets and the range of applications that our products address.

Results of Operations

        The following tables set forth, for the periods indicated, selected statement of operations data in dollar amount and expressed as a percentage of our revenue:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue	$273,815	$264,395	$264,108
Cost of revenue	79,040	69,415	69,935

Gross profit	194,775	194,980	194,173

Operating expenses:
Research and development	49,764	49,202	38,899
Sales and marketing	23,516	23,966	22,047
General and administrative	13,855	14,598	12,078

Total operating expenses	87,135	87,766	73,024

Income from operations	107,640	107,214	121,149
Interest income	253	182	172
Other (expense) income, net	(935)	(125)	430

Income before income taxes	106,958	107,271	121,751
Provision for income taxes	36,965	38,702	37,063

Net income	$69,993	$68,569	$84,688

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	28.9	26.3	26.5

Gross profit	71.1	73.7	73.5

Operating expenses:
Research and development	18.2	18.6	14.7
Sales and marketing	8.6	9.0	8.3
General and administrative	5.0	5.5	4.6

Total operating expenses	31.8	33.1	27.6

Income from operations	39.3	40.6	45.9
Interest income	0.1	0.1	0.1
Other income (expense), net	(0.3)	(0.1)	0.1

Income before income taxes	39.1	40.6	46.1
Provision for income taxes	13.5	14.7	14.0

Net income	25.6%	25.9%	32.1%

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

        Revenue.    Our revenue increased $9.4 million, or 3.6%, to $273.8 million in 2013 from $264.4 million in 2012. Revenue from sales to customers outside the United States accounted for 56.7% of our total revenue in 2013, compared with 52.9% in 2012. Our revenue increase was primarily attributable to a $6.4 million increase in sales to the microwave and millimeterwave communications market, a $4.8 million increase in sales to the cellular market and a $2.6 million increase in sales to the broadband market, which were partially offset by a $2.3 million decrease in sales to the military market and a $1.2 million decrease in sales to the test and measurement market. We believe that the growth in sales to the microwave and millimeterwave communications and cellular markets reflects stronger demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market primarily relates to decreased volume on certain military programs, which were partially offset by higher pricing on those programs.

        Gross margin.    Our gross margin was 71.1% in 2013, compared with 73.7% in 2012. The decrease in our aggregate gross margin across all products was attributable to a net 190 basis point decrease due to product mix and a net 180 basis point decrease due to pricing, partially offset by a 110 basis point improvement due to lower manufacturing costs. Our gross margin for the year was adversely affected by a decline in gross margin during the fourth quarter of 2013, to 67.3%, the low end of our normal range. Our gross margin for the full year 2013 was within a normal range and consistent with our historical results.

        In the three months ended December 31, 2013, our gross margin was 67.3% compared with 71.2% in the three months ended September 30, 2013. The decrease in our aggregate gross margin across all products was attributable to a net 440 basis point decrease due to product mix and a net 70 basis point decrease due to pricing, partially offset by a net 120 basis point improvement due to lower manufacturing costs. Our gross margin for the three months ended December 31, 2013 was at the lower end of our normal range.

        Research and development expense.    Our research and development expense increased $0.6 million, or 1.1%, to $49.8 million in 2013, and represented 18.2% of our revenue, compared with $49.2 million, or 18.6% of our revenue, in 2012. The increase in our research and development expense was attributable to a $1.2 million increase in supplies and materials, partially offset by a $0.5 million decrease in personnel costs and a $0.1 million decrease in other costs.

        Sales and marketing expense.    Our sales and marketing expense decreased $0.4 million, or 1.9%, to $23.5 million in 2013, and represented 8.6% of our revenue, compared with $24.0 million, or 9.1% of our revenue, in 2012. The decrease in our sales and marketing expense was primarily attributable to a $0.8 million decrease in depreciation and amortization, partially offset by a net $0.4 million increase in personnel costs and other costs.

        General and administrative expense.    Our general and administrative expense decreased $0.7 million, or 5.1%, to $13.9 million in 2013, and represented 5.1% of our revenue, compared with $14.6 million, or 5.5% of our revenue, in 2012. The decrease in our general and administrative expense was primarily attributable to a $1.4 million decrease in professional fees and other costs, partially offset by a $0.7 million increase in personnel costs.

        Interest income.    In 2013, our interest income was $0.3 million compared with $0.2 million in the corresponding period of 2012. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

        Other (expense) income, net.    In 2013, our other expense, net was $0.9 million compared with other expense, net of $0.1 million in the corresponding period of 2012. The change was primarily due to net foreign currency losses associated with an intra-Company loan to our Norway subsidiary denominated in Norwegian kroner.

        Provision for income taxes.    Our provision for income taxes decreased $1.7 million to $37.0 million in 2013, from $38.7 million in 2012, representing an effective tax rate of 34.6% and 36.1% in 2013 and 2012, respectively. Our effective tax rate decreased 150 basis points primarily as a result of the implementation of our global expansion project in 2012. First, our effective tax rate decreased 640 basis points from a benefit from foreign tax rate differentials. This decrease was partially offset by a 380 basis point increase due to an increase in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code. Finally, we experienced a decrease in our domestic production activities deduction related to a reduction in our U.S. manufacturing activities, resulting in a 120 basis point increase in our effective tax rate.

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

        Provision for income taxes.    Our provision for income taxes increased $1.6 million to $38.7 million in 2012, from $37.1 million in 2011, representing an effective tax rate of 36.1% and 30.4% in 2012 and 2011, respectively. The effective tax rate increased 300 basis points primarily due to a tax benefit recognized in 2011 related to the resolution of the U.S. Internal Revenue Service's examination of our fiscal 2005 through 2007 income tax returns and the related decrease in reserves for uncertain tax positions. Additionally, in the second quarter of 2012, we completed the initial phase of a global expansion project. The objective of this project is to better service our international customers and better manage our global suppliers.

        In 2012, our global expansion project implementation increased our effective tax rate by 230 basis points, representing the net effect of three principal factors. First, our effective tax rate increased by 350 basis points due to an increase in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code. Second, we experienced a decrease in our domestic production activities deduction related to a reduction in our U.S. manufacturing activities, resulting in a 120 basis point increase in our effective tax rate. Finally, these increases were offset by a benefit from foreign tax rate differentials and foreign tax credits, resulting in a 240 basis point decrease to our effective tax rate.

        In future periods, we expect that our effective tax rate will decrease as we continue to expand the scope of our international operations and increase the percentage of our earnings generated in lower tax jurisdictions.

Liquidity and Capital Resources

        As of December 31, 2013, we held $118.6 million of cash and cash equivalents. We also held $353.9 million of marketable securities consisting of treasury bills, treasury notes and certificates of deposit. Cash provided by our operations was $79.9 million in 2013, of which the principal components were our net income of $70.0 million and non-cash charges of $26.7 million, partially offset by a net increase in operating assets and liabilities of $16.8 million. The increase in net operating assets and liabilities includes an increase in inventory of $13.2 million primarily related to the advance purchases of wafers from a foundry we are transitioning from, a $5.3 million increase in accounts receivable, related to the timing of customer shipments and collections, a $0.6 million decrease in accounts payable and accrued expenses, due to the timing of disbursements and a $0.3 million net increase in prepaid expenses and other assets, partially offset by a $2.0 million increase in deferred revenue and customer advances, due to product shipments under contracts with advanced billings and a $0.6 million increase in net income taxes receivable, due to the timing of tax payments and receipts.

        We invested $12.0 million in the purchase of property and equipment in 2013, primarily related to production tooling equipment, test equipment and software. We purchased $573.7 million of marketable securities in 2013, comprised of United States Government treasury notes and bills, while maturities of marketable securities amounted to $360.0 million.

        During 2013, shares issued upon vesting of restricted stock were net of 132,745 shares retained by us to cover employee tax withholdings of $8.3 million paid by us. In addition, we received $0.3 million from the exercise of stock options and $2.9 million from the excess tax benefit related to our stock-based compensation plans.

        We believe that our cash, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of our sales and marketing activities, the timing and introduction of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. There is no assurance that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

Backlog

        We typically do not enter into long-term purchase contracts with our customers, and our revenue in any period is dependent to a significant extent on orders for standard products booked and shipped in that period. Our customers' requested delivery lead times in general have become shorter. Additionally, despite the existence of contractual penalties, our customers from time to time cancel or delay scheduled purchases. As a result, we use backlog as a key element of scheduling production but do not consider it to be an accurate indicator of sales for any future period. Generally, we include in our backlog all accepted purchase orders for which the customer has specified a delivery date within the next 12 months, as well as long-term production contracts that require longer than 12 months to perform and for which funding is committed. At December 31, 2013, our backlog was $60.5 million, compared to $67.2 million at December 31, 2012.

Contractual Obligations

        At December 31, 2013, our known contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,954	$948	$932	$74	$—

        As of December 31, 2013, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $6.1 million. Although it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of these unrecognized tax benefits, if any, will occur with a tax authority, as the timing of examinations and ultimate resolution of those examinations is uncertain.

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

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties or hold cash denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Accordingly, the effects of exchange rate fluctuations on non-functional currency assets and liabilities are accounted for as foreign exchange gains and losses in other income (expense) within the Statement of Operations.

        We do not believe that a change of 10% in any individual foreign currency exchange rate would have a material impact on our financial position or results of operations.

Item 8.    Financial Statements and Supplementary Data

        This information is incorporated by reference from pages F-1 through F-25 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors, executive officers and corporate governance, including that set forth under the captions "Election of Directors," "Our Board of Directors and Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Information about Our Audit Committee" appearing in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2014 (the "Definitive Proxy Statement") is incorporated herein by reference.

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

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages F-1 through F-25):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2013 and 2012

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended March 31, 2012).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 7, 2013).
4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664).
*10.32	2013 Senior Executive Cash Incentive Compensation Plan (exhibits omitted) incorporated by reference to item 5.02 of our Current Report on Form 8-K dated January 7, 2013).
*10.33	Transition Services Agreement dated March 13, 2013 between the Company and Stephen G. Daly
*10.34	Employment Agreement dated March 13, 2013 between the Company and Rick D. Hess
*10.35	Amendment to Employment Agreement between the Company and Rick D. Hess, dated August 27, 2013
*10.36	Restricted Stock Unit Agreement (time vested) between the Company and Rick D. Hess, dated April 1, 2013
*10.37	Restricted Stock Unit Agreement (performance based) between the Company and Rick D. Hess, dated April 1, 2013
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

101	The following materials from the Hittite Microwave Corporation Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

(c) Financial Statement Schedules

        All schedules are omitted because they are either not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2014.

HITTITE MICROWAVE CORPORATION
By:	/s/ RICK D. HESS Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICK D. HESS Rick D. Hess	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2014
/s/ WILLIAM W. BOECKE William W. Boecke	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014
/s/ FRANKLIN WEIGOLD Franklin Weigold	Chairman of the Board	February 26, 2014
/s/ GREGORY R. BEECHER Gregory R. Beecher	Director	February 26, 2014
/s/ ERNEST L. GODSHALK Ernest L. Godshalk	Director	February 26, 2014
/s/ ADRIENNE M. MARKHAM Adrienne M. Markham	Director	February 26, 2014
/s/ BRIAN P. MCALOON Brian P. McAloon	Director	February 26, 2014
/s/ STEVE SANGHI Steve Sanghi	Director	February 26, 2014
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Director	February 26, 2014

HITTITE MICROWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hittite Microwave Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hittite Microwave Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2014

HITTITE MICROWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$118,600	$269,157
Marketable securities	353,947	140,069
Accounts receivable, net of allowance for doubtful accounts of $334	36,186	30,921
Inventories	76,020	65,926
Income taxes receivable	5,991	1,566
Prepaid expenses and other current assets	2,997	2,761
Deferred tax assets	13,399	14,988

Total current assets	607,140	525,388
Property and equipment, net	39,433	36,294
Deferred taxes	1,725	709
Other assets	8,190	11,172

Total assets	$656,488	$573,563

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,971	$3,205
Accrued commissions	1,567	1,645
Accrued payroll and benefits	4,059	3,726
Accrued other expenses	4,760	7,518
Income taxes payable	193	584
Customer advances	3,919	1,909
Deferred revenue	2,816	2,790

Total current liabilities	22,285	21,377
Long-term income taxes payable	5,839	412
Deferred tax liabilities	232	446
Other liabilities	103	124

Total liabilities	28,459	22,359

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,390 and 31,563 shares issued and outstanding at December 31, 2013 and 2012, respectively	314	316
Additional paid-in capital	204,803	189,273
Accumulated other comprehensive loss	(823)	(464)
Retained earnings	423,735	362,079

Total stockholders' equity	628,029	551,204

Total liabilities and stockholders' equity	$656,488	$573,563

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue	$273,815	$264,395	$264,108
Cost of revenue	79,040	69,415	69,935

Gross profit	194,775	194,980	194,173

Operating expenses:
Research and development	49,764	49,202	38,899
Sales and marketing	23,516	23,966	22,047
General and administrative	13,855	14,598	12,078

Total operating expenses	87,135	87,766	73,024

Income from operations	107,640	107,214	121,149
Interest income	253	182	172
Other (expense) income, net	(935)	(125)	430

Income before income taxes	106,958	107,271	121,751
Provision for income taxes	36,965	38,702	37,063

Net income	$69,993	$68,569	$84,688

Earnings per share:
Basic	$2.29	$2.26	$2.81
Diluted	$2.25	$2.22	$2.77
Weighted average shares outstanding:
Basic	30,609	30,359	30,178
Diluted	31,093	30,895	30,586

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$69,993	$68,569	$84,688
Foreign currency translation adjustments	(360)	570	(884)
Unrealized gain on marketable securities, net of tax	1	12	—

Comprehensive income	$69,634	$69,151	$83,804

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	31,253	$312	$161,407	$(162)	$214,195	$375,752
Exercise of stock options	52	1	773			774
Foreign currency translation				(884)		(884)
Stock-based compensation expense			10,502			10,502
Net income					84,688	84,688
Excess income tax benefit related to stock-based compensation plans			1,413			1,413
Issuance of restricted common stock under stock plan, net of forfeitures	195	2	(2)			—
Payment of withholding taxes in connection with vesting of restricted stock	(52)	(1)			(2,812)	(2,813)

Balance, December 31, 2011	31,448	314	174,093	(1,046)	296,071	469,432
Exercise of stock options	27	1	424			425
Foreign currency translation				570		570
Stock-based compensation expense			13,525			13,525
Net income					68,569	68,569
Excess income tax benefit related to stock-based compensation plans			1,232			1,232
Issuance of restricted common stock under stock plan, net of forfeitures	128	1	(1)			—
Payment of withholding taxes in connection with vesting of restricted stock	(43)	—			(2,561)	(2,561)
Unrealized gains on available-for-sale investments, net of tax				12		12
Restricted stock unit vesting	3	—	—			—

Balance, December 31, 2012	31,563	316	189,273	(464)	362,079	551,204
Exercise of stock options	17	—	313			313
Foreign currency translation				(360)		(360)
Stock-based compensation expense			12,366			12,366
Net income					69,993	69,993
Excess income tax benefit related to stock-based compensation plans			2,850			2,850
Issuance of restricted common stock under stock plan, net of forfeitures	(70)	(1)	1			—
Payment of withholding taxes in connection with vesting of restricted stock	(133)	(1)			(8,337)	(8,338)
Unrealized gains on available-for-sale investments, net of tax				1		1
Restricted stock unit vesting	13	—	—			—

Balance, December 31, 2013	31,390	$314	$204,803	$(823)	$423,735	$628,029

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$69,993	$68,569	$84,688
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects from the acquisition in 2011:
Depreciation	8,421	8,138	7,413
Amortization	2,456	3,987	4,293
Provision for doubtful accounts	(3)	53	35
Provision for excess or obsolete inventory	3,101	2,340	2,070
Deferred taxes	330	(4,450)	(2,558)
Stock-based compensation	12,366	13,525	10,502
Changes in operating assets and liabilities:
Accounts receivable	(5,341)	4,678	(1,527)
Inventories	(13,198)	(29,806)	(17,271)
Prepaid expenses and other assets	(328)	(521)	(95)
Deferred revenue and customer advances	2,036	2,203	(7,725)
Accounts payable	1,795	47	(94)
Accrued expenses	(2,346)	2,053	2,092
Income taxes receivable/payable	616	(2,728)	(784)

Net cash provided by operating activities	79,898	68,088	81,039

Cash flows from investing activities:
Purchases of property and equipment	(12,049)	(11,859)	(11,317)
Purchases of marketable securities	(573,660)	(170,109)	—
Proceeds from sales and maturities of marketable securities	360,000	30,000	—
Acquisition, net of cash acquired	—	—	(10,421)

Net cash used in investing activities	(225,709)	(151,968)	(21,738)

Cash flows from financing activities:
Repayment of note payable assumed in acquisition	—	—	(232)
Proceeds from exercise of stock options	313	425	774
Payment of withholding taxes in connection with vesting of restricted stock	(8,339)	(2,561)	(2,813)
Excess income tax benefit related to stock-based compensation plans	2,850	1,232	1,413

Net cash used in financing activities	(5,176)	(904)	(858)

Effect of exchange rate changes on cash and cash equivalents	430	274	(266)

Net (decrease) increase in cash and cash equivalents	(150,557)	(84,510)	58,177
Cash and cash equivalents, beginning of year	269,157	353,667	295,490

Cash and cash equivalents, end of year	$118,600	$269,157	$353,667

Supplemental cash flow information:
Cash paid for taxes	$33,169	$44,570	$38,461

The accompanying notes are an integral part of these consolidated financial statements.

HITTITE MICROWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        Hittite Microwave Corporation (the "Company") designs and develops high performance integrated circuits, modules, subsystems and instrumentation for technically demanding radio frequency, microwave and millimeterwave applications. The Company's products are used in a variety of applications and markets, including automotive, broadband, cellular infrastructure, fiber optic, microwave and millimeterwave communications, military, space and test and measurement. The Company was organized as a Massachusetts corporation in 1985 and reincorporated under the laws of Delaware in 1988. The Company owns two buildings in Chelmsford, Massachusetts, which house its corporate headquarters, manufacturing facility and four design centers. In addition, the Company operates design centers and has sales and technical support staff in Canada, Colorado, Egypt, France, Norway, Turkey and Virginia, and has sales offices in China, Finland, France, Germany, India, Japan, Korea, Sweden and the United Kingdom.

        In 2012, the Company established a new office in Ireland which serves as the Company's international headquarters, as well as a new warehouse facility in Malaysia.

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

Revenue Recognition

        The Company recognizes revenue for the majority of its business when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The Company maintains a reserve for potential sales return and allowances. Returns and customer credits, which have historically been immaterial, are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. A portion of the Company's sales are made to two distributors under agreements that provide for product return privileges. As a result, the Company defers recognition of revenue from sales to such distributors until the product is resold by the distributors.

        Revenue from contracts with the United States Government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress toward completion. The output measure is preferable and used when a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance and estimated gross margin, including the impact of final contract settlements, are recognized in the period in which the changes are determined. Estimated losses on a contract are recognized in full in the period when they become known.

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

        Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at December 31, 2010	$334
Provision	35
Utilization	(35)

Balance at December 31, 2011	334
Provision	53
Utilization	(53)

Balance at December 31, 2012	334
Provision	(3)
Utilization	3

Balance at December 31, 2013	$334

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

        Activity related to the inventory reserve was as follows (in thousands):

Balance at December 31, 2010	$5,792
Provision	2,070
Utilization	(563)

Balance at December 31, 2011	7,299
Provision	2,340
Utilization and other	171

Balance at December 31, 2012	9,810
Provision	3,101
Utilization and other	(577)

Balance at December 31, 2013	$12,334

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

Goodwill and Long-Lived Assets

        Goodwill is carried at cost and totaled $4,346,000 at December 31, 2013 and $4,735,000 at December 31, 2012. The change in the goodwill balance is attributable to foreign currency translation adjustments. The Company operates in a single reporting unit. In September 2011, the FASB issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance as of the fourth quarter of 2011.

        Applying this new accounting guidance, the Company performed a qualitative assessment of its reporting unit as of December 31 and determined that is was not more-likely-than-not that the fair value of its reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required in 2013, 2012 or 2011.

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

Accounting for Stock-Based Compensation

        The Company measures compensation cost related to stock-based awards at fair value on the date of grant, and recognizes this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The Company considers many factors when estimating expected forfeitures, including the type of the award, employee group, and historical experience. The fair value of restricted stock and restricted stock units that is contingent on employment is determined based on the price of the Company's common stock on the date of grant. The fair value of restricted stock unit awards with market-based vesting criteria is determined using a lattice model. The fair value of stock options is determined using the Black-Scholes valuation model.

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

Risks and Uncertainties

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions, and monitors credit risk with individual financial institutions and issuers. Marketable securities consist of treasury notes and bills. At December 31, 2013 and 2012, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

        The Company sells its products worldwide through multiple channels, including its direct sales force and applications engineering staff, its network of domestic and international independent sales representatives, its website and through two distributors. The Company has historically depended on a small number of customers for a large percentage of its annual revenue. Revenue derived from the Company's 10 largest customers as a percentage of annual revenue was 35.4% in 2013, 40.2% in 2012 and 43.2% in 2011. One customer accounted for 14% of the Company's revenue in 2013, 16% in 2012 and 16% in 2011.

        The Company performs credit checks and maintains an allowance for doubtful accounts. The Company generally does not require collateral, although letters of credit are required in certain circumstances. Receivables from one customer accounted for 18% and 12% of the Company's outstanding accounts receivable balance at December 31, 2013 and 2012, respectively.

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

        The Company is transitioning away from one of its foundries from which it historically sourced a substantial portion of GaAs (gallium arsenide) wafers. The Company has been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business is uncertain. The Company has made larger than normal purchases of raw materials inventory from this foundry, which are referred to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose the Company to increased risk of inventory write-offs. At December 31, 2013, raw material inventory includes $38,000,000 of advance purchases of wafers from this foundry. During this transition, the Company could also experience adverse reactions from customers, which could affect revenues, and the productivity of new product development efforts has been, and may continue to be, adversely affected as the Company diverts engineering resources in order to translate certain existing products to other foundries, which could affect profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If any of these events were to occur to a more significant degree than they have to date, business, revenues, profitability and financial condition could be adversely affected.

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

Research and Development

        Internal research and development expenditures are expensed as incurred, and consist of personnel costs, development materials, license fees and other related costs. During 2013, 2012 and 2011, the Company incurred $4,158,000, $2,886,000 and $935,000, respectively, of costs for research and development contracts on behalf of customers. These amounts, funded by customers, are included as cost of revenue in the period the associated revenue is recognized. The Company retains the right to all intellectual property associated with these efforts, including drawings, processes and know-how.

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

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$87,694	$—	$—	$87,694	$233,402	$—	$—	$233,402
Marketable securities	350,952	2,995	—	353,947	140,069	—	—	140,069

Total	$438,646	$2,995	$—	$441,641	$373,471	$—	$—	$373,471

        Cash equivalents include money market funds as well as highly rated government securities with maturities of three months or less at the time of acquisition. The Company's portfolio of marketable securities consists of treasury bills, treasury notes and certificates of deposit, which are classified as available-for-sale. Treasury bills and treasury notes consist of debt securities issued by the U.S. Government. Gross unrealized gains and losses are immaterial for the periods presented. The effective maturity dates of these investments are less than one year.

4.     Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2013	2012
	(in thousands)
Commercial:
Billed	$28,443	$26,738
U.S. Government and government prime contractors:
Billed	6,611	3,712
Unbilled	1,413	708
Retainage	53	97

	36,520	31,255
Less: Allowance for doubtful accounts	334	334

Net accounts receivable	$36,186	$30,921

5.     Inventories

        Net inventories consist of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$50,593	$44,128
Work in process	12,139	8,289
Finished goods	13,288	13,509

	$76,020	$65,926

        The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has continued to make purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At December 31, 2013 and 2012, raw material inventory includes approximately $38,000,000 and $33,100,000, respectively, of advance purchases of wafers from this foundry.

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

7.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2013	2012
	(in thousands)
Land and building	$18,590	$18,519
Machinery and equipment	73,499	62,929
Furniture and fixtures	1,293	1,281
Leasehold improvements	838	874

	94,220	83,603
Less: Accumulated depreciation and amortization	54,787	47,309

Net property and equipment	$39,433	$36,294

        Depreciation expense related to the Company's property and equipment was $8,420,000, $8,129,000 and $7,413,000 in 2013, 2012 and 2011, respectively.

8.     Intangible Assets

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

        The Company's intangible assets, all of which related to these two agreements and the acquisition of ASD, are included in other assets in the accompanying consolidated balance sheets, and consist of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Licensed technology	$15,092	$11,362	$3,730	$15,092	$8,799	$6,293
Non-compete agreement	2,800	2,800	—	2,800	2,800	—
Customer relationships	1,969	1,969	—	1,969	1,969	—

Total intangible assets	$19,861	$16,131	$3,730	$19,861	$13,568	$6,293

        The Company's intangible assets are being amortized over their original estimated useful lives, principally 3-5 years. Amortization expense associated with these assets was:

	2013	2012	2011
	(in thousands)
Cost of revenue	$1,060	$1,522	$1,556
Sales and marketing	—	719	1,076
Research and development	1,503	1,670	1,657

Total intangible asset amortization	$2,563	$3,911	$4,289

        Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $2,108,000, $1,578,000 and $44,000 for 2014, 2015 and 2016 respectively.

9.     Commitments and Contingencies

Lease Arrangements

        The Company leases office space and equipment under operating leases. The following table summarizes future minimum rental payments under these leases as of December 31, 2013 (in thousands):

2014	$948
2015	516
2016	416
2017	64
2018	10
Later years	—

$1,954

        Rental expense during 2013, 2012 and 2011 was $1,619,000, $1,696,000 and $1,288,000, respectively.

Indemnification

        In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company's by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of December 31, 2013 and 2012.

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

        The Company has from time to time been the subject of litigation alleging that sales by the Company of its products infringe patents held by such third parties. In addition, the Company has from time to time received letters asserting that it infringes patents held by third parties that have not resulted in litigation. The Company has incurred significant costs in investigating and defending intellectual property claims, and there can be no assurance that pending or future litigation or claims relating to infringement of third-party intellectual property rights can be resolved in a manner favorable to the Company. Claims relating to the alleged infringement by the Company of third-party proprietary rights, whether meritorious or not, could be time-consuming to defend and could harm the Company's working relationships with its foundries and customers, damage its reputation, result in substantial and unanticipated costs associated with litigation, require the Company to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all, or result in the payment by the Company of substantial damages. If any of the Company's products were found to infringe the intellectual property rights of any third party and if a license were not available on reasonable terms, the Company could be required to redesign the infringing product so as not to infringe, which could be time consuming and costly, or if this is not feasible, could be required to withdraw the infringing product from the market.

10.   Defined Contribution Plan

        The Company has established a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. The Company may make matching contributions, and may also provide discretionary contributions. The Company matched 50% of participants' contributions up to 10% of compensation in 2013, 2012 and 2011. In 2013, 2012 and 2011, employer contributions were $1,220,000, $1,111,000 and $994,000, respectively. The Company also has retirement plans at non-U.S. locations under similar terms. Employer contributions to those non-U.S. plans were immaterial to the periods presented herein.

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

        In April 2008, the Company's Board of Directors authorized a stock repurchase program to offset the dilutive impact of equity-based compensation granted to the Company's employees. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. During 2013, 2012 and 2011, the Company did not repurchase any shares of common stock. The timing, price and volume of additional repurchases will be based on market conditions, relevant securities laws and other factors, as appropriate, and repurchases may be suspended or discontinued at any time.

        In addition, the agreements governing restricted stock awards issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have the minimum tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award that have a fair market value (as of the date the withholding is effected) sufficient to satisfy the withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient's behalf. During 2013, 2012 and 2011, shares issued upon vesting of restricted stock were net of 132,745, 42,970 and 52,175 shares, respectively, retained by the Company to cover employee tax withholdings.

12.   Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	2013	2012	2011
	(in thousands, except per share data)
Basic earnings per share
Net income	$69,993	$68,569	$84,688
Weighted average common shares outstanding	30,609	30,359	30,178

Basic earnings per share	$2.29	$2.26	$2.81

Diluted earnings per share
Net income	$69,993	$68,569	$84,688

Weighted average common shares outstanding	30,609	30,359	30,178
Dilutive effect of stock options and restricted stock	484	536	408

Adjusted weighted average shares—diluted	31,093	30,895	30,586

Diluted earnings per share	$2.25	$2.22	$2.77

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

13.   Stock-Based Compensation Plans

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

        The Company has a 2005 Stock Incentive Plan (the "2005 Plan") for its officers, directors and employees. Under the 2005 Plan, the Board of Directors may grant stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and stock appreciation rights. Each restricted stock unit represents the contingent right to receive one share of the Company's common stock. No maximum contractual term is set for awards under the 2005 Plan, except with respect to incentive stock options, for which a ten-year maximum is prescribed. The 2005 Plan initially authorized the issuance of awards for up to 4,216,500 shares of common stock. The 2005 Plan also authorized, on each of the first five anniversaries of the effective date of the 2005 Plan, the issuance of an additional 468,500 shares of common stock or such lesser number of shares, including zero, as may be determined by the Board of Directors. Giving effect to these annual increases, the aggregate number of shares authorized for issuance as of December 31, 2013 is 6,559,000, representing the maximum number of shares of common stock that may be issued under the 2005 Plan.

        Under the 2005 Plan, incentive stock options and nonqualified stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Substantially all options, restricted stock and restricted stock units currently outstanding under both plans vest over a period of four or five years. No stock options were granted in 2013, 2012 or 2011.

        The following table summarizes stock-based compensation included in the Company's consolidated statements of operations:

	2013	2012	2011
Cost of revenue	$3,400	$2,982	$2,246
Research and development	3,104	4,949	4,309
Sales and marketing	2,672	2,604	1,330
General and administrative	3,190	2,990	2,617

Stock-based compensation expense	$12,366	$13,525	$10,502

        All stock-based compensation cost for 2013, 2012 and 2011 related to restricted stock and restricted stock units.

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

        Information related to all stock options granted by the Company is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	39,684	$17.98
Options granted	—	—
Options exercised	(17,033)	$18.38
Options forfeited / cancelled	—	—

Outstanding at December 31, 2013	22,651	$17.68	1.6	$998,000

Exercisable at December 31, 2013	22,651	$17.68	1.6	$998,000

        The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $764,000, $1,098,000 and $2,176,000 during 2013, 2012 and 2011, respectively. As of December 31, 2013, all compensation cost related to outstanding stock options has been recognized.

        Information related to restricted stock granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,057,927	46.52
Granted	76,756	62.54
Vested	(409,223)	40.80
Forfeited	(146,492)	50.41

Nonvested at December 31, 2013	578,968	51.73

        The weighted average grant date fair value of restricted stock granted during the year was $62.54, $57.99 and $54.13 for 2013, 2012 and 2011, respectively. The fair value of restricted stock vested during the year was $25,634,000, $11,566,000 and $12,140,000 for 2013, 2012 and 2011, respectively. As of

December 31, 2013, total compensation cost not yet recognized related to restricted stock awards was $17,933,000, which is expected to be recognized over a weighted-average period of 2.3 years.

        Information related to restricted stock units granted by the Company is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	66,596	$60.73
Granted	160,506	61.81
Vested	(13,101)	60.26
Forfeited	(3,187)	60.28

Nonvested at December 31, 2013	210,814	61.59

        The weighted average grant date fair value of restricted stock units granted during the year was $61.81, $59.57 and $62.86 for 2013, 2012 and 2011, respectively. The fair value of restricted stock units vested during the year was $826,000 and $159,000 for 2013 and 2012, respectively. As of December 31, 2013, total compensation cost not yet recognized related to restricted stock units was $11,038,000, which is expected to be recognized over a weighted-average period of 3.4 years.

        On March 13, 2013, the Company announced that Stephen G. Daly would step down from the offices of chairman of the board, president and chief executive officer and that Rick D. Hess would be appointed as its new president and chief executive officer, each effective April 1, 2013. On April 1, 2013, the Company granted to Mr. Hess two restricted stock unit awards: (a) a time-vested restricted stock unit award, vesting in four equal annual installments, providing for the issuance to him, upon vesting in full, of 25,193 shares of the Company's common stock, having a value on the date of grant equal to $1,500,000; and (b) a market-based restricted stock unit award providing for the issuance to him, provided that he remains employed by the Company on the fourth anniversary of the date of grant, of 25,193 shares of the Company's common stock, having a value on the date of grant equal to $1,500,000 (the "target award"). The market conditions to which the target award is subject relate to the relative total shareholder return, or TSR, of the Company's common stock over the four-year vesting period, in comparison to the TSRs of a group of comparable companies. The number of shares constituting the target award may be increased by up to 100% in the event that the Company's TSR is positive and exceeds the 50th percentile in the comparison group. The number of shares to be issued upon vesting is capped such that the aggregate market value of the shares delivered will not exceed $4,500,000 as of the vesting date. The comparison group consists of the companies included in the Philadelphia Stock Exchange Semiconductor Sector (SOX) index, a capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture and sale of semiconductors.

        The market-based restricted stock unit award has been classified as equity by the Company. The equity classification reflects the Company's determination that it is not probable that the aggregate market value of the shares to be delivered upon vesting will be limited by the cap. The grant date fair market value of the market-based restricted stock unit award will be recognized as stock-based compensation over the four-year service term whether or not the market condition is ultimately satisfied.

14.   Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities consist of the following;

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Accounts receivable	$50	$75
Inventory	2,272	3,445
Accrued expenses	1,315	1,159
Deferred revenue	1,176	515
Stock-based compensation	5,189	7,145
Net operating loss carryforwards	5,441	4,070
Tax credits	55	—
Other	468	264

Total deferred tax assets	15,966	16,673

Deferred tax liabilities:
Depreciation and amortization	(764)	(1,240)
Other	(310)	(182)

Total deferred tax liabilities	(1,074)	(1,422)

Net deferred tax asset	$14,892	$15,251

        At December 31, 2013, the Company has aggregate net operating loss carryforwards in Norway of approximately $19,423,000 which can be carried forward indefinitely.

        The components of the provision for income taxes are as follows:

	2013	2012	2011
	(in thousands)
Current:
Federal	$32,998	$38,228	$34,971
State	2,560	3,467	3,990
Foreign	1,468	1,388	349
Deferred:
Federal	1,888	(1,591)	(752)
State	(33)	(75)	(237)
Foreign	(1,916)	(2,715)	(1,258)

	$36,965	$38,702	$37,063

        In 2013, 2012 and 2011, domestic income before taxes was $82,870,000, $105,309,000 and $122,812,000, respectively, and foreign income (loss) before taxes was $24,088,000, $1,962,000 and $(1,061,000), respectively.

        The Company's effective tax rates differ from the federal statutory tax rate as follows:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.7	2.6	2.7
Domestic production activities deduction	(0.2)	(1.4)	(2.6)
Research and development credits	(1.4)	(0.5)	(0.3)
Foreign tax rate differential	(8.3)	(1.9)	(0.3)
Resolution of prior period tax matters	0.1	(0.7)	(3.2)
Deemed dividend from foreign subsidiary	7.2	3.5	—
Foreign tax credits	(0.1)	(0.8)	—
Other	(0.4)	0.3	(0.9)

	34.6%	36.1%	30.4%

        The American Taxpayer Relief Act of 2012 ("Act") was enacted on January 2, 2013. Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The retroactive effects of the change in the tax law were recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

        The Company receives a tax deduction related to the exercise of nonqualified stock options and the vesting of stock awards granted under its stock plans. To the extent this deduction is greater than the grant date fair value of the award, the tax effect of such difference is recorded as an increase in additional paid-in capital, rather than as a reduction to the provision for income taxes. This tax benefit totaled $2,850,000, $1,232,000 and $1,413,000 in 2013, 2012 and 2011, respectively.

        The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2013, U.S. income taxes were not provided on a cumulative total of $24,086,000 of undistributed earnings for certain foreign subsidiaries, as these earnings are considered permanently reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes, net of foreign tax credits, of approximately $7,500,000.

        Activity related to unrecognized tax benefits was as follows (in thousands):

Balance at December 31, 2010	$5,856
Additions based on tax positions related to the current year	357
Reductions for tax positions of prior years	(3,717)
Settlements	(159)

Balance at December 31, 2011	2,337
Additions based on tax positions related to the current year	125
Reductions for tax positions of prior years	(925)
Settlements	(625)

Balance at December 31, 2012	912
Additions based on tax positions related to the current year	5,233
Additions for tax positions of prior years	91
Settlements	(447)

Balance at December 31, 2013	$5,789

        Substantially all of the Company's unrecognized tax benefits, if recognized, would be recorded as a decrease to the provision for income taxes.

        The Company includes any interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amount of such expense was recognized during 2013, 2012 and 2011, and there was no material accrual for interest or penalties as of December 31, 2013 or December 31, 2012.

        The major tax jurisdictions that remain subject to examination are: U.S. Federal 2011 and 2012; U.S. states 2005-2012; Ireland 2012; and Germany 2009-2012. The Company is currently under examination by the U.S. Internal Revenue Service for 2011. In the second quarter of 2012, the U.S. Internal Revenue Service completed an audit of the Company's consolidated federal income tax return for the tax years 2008-2010. As a result, the Company recognized a favorable tax benefit of $0.7 million. Based on such factors as the outcome of tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change in the next 12 months, although it is not possible to estimate the impact of any such potential change.

15.   Segment, Major Customers and Geographic Information

        The Company operates in one reportable segment: the design and development of integrated circuits, modules, subsystems and instrumentation.

        Revenue from one customer, Boeing, accounted for 14%, 16% and 16% of total revenue in 2013, 2012 and 2011, respectively.

        The following table summarizes the Company's revenue by geographic region, based on the location to which the product was shipped:

	2013	2012	2011
	(in thousands)
United States	$118,624	$124,524	$119,314
International	155,191	139,871	144,794

Total revenue	$273,815	$264,395	$264,108

        Revenue from China represented 23%, 19% and 19% of total revenue in 2013, 2012 and 2011, respectively.

        Long-lived assets consist primarily of property and equipment and are principally located in the United States for all periods presented.

16.   Selected Quarterly Financial Data (Unaudited)

2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$67,696	$68,607	$68,737	$68,775
Gross profit	49,899	49,674	48,929	46,273
Net income	17,598	18,050	18,739	15,606
Basic earnings per share	0.58	0.59	0.61	0.51
Diluted earnings per share	0.57	0.58	0.60	0.50

2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$63,323	$65,387	$67,170	$68,515
Gross profit	46,641	48,712	49,408	50,219
Net income	15,992	17,174	17,689	17,714
Basic earnings per share	0.53	0.57	0.58	0.58
Diluted earnings per share	0.52	0.56	0.57	0.57

(1)
Other expense for the fourth quarter of 2013 includes an adjustment for net foreign exchange losses of $0.6 million which originated in prior periods and related to a short-term intercompany loan denominated in Norwegian kroner. The error correction reclassifies net foreign exchange losses from accumulated other comprehensive loss within stockholders' equity to other expense. The Company believes that the errors in the prior periods and the correction of these errors in the fourth quarter of 2013 are not material.

17.   Subsequent Event

        On February 6, 2014 the Company announced a dividend of $0.15 per common share to be paid in cash on March 27, 2014 to shareholders of record as of March 4, 2014. The Company estimates the dividend will result in a cash payment of approximately $5.0 million in the first quarter of 2014.