Form 10-Q
period 2014-03-31
HITTITE MICROWAVE CORP
filed 2014-05-06
CIK 1130866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 24, 2014, Hittite Microwave Corporation had 31,371,964 shares of common stock, par value $0.01 per share, outstanding.

HITTITE MICROWAVE CORPORATION

FORM 10-Q

March 31, 2014

PART I.                FINANCIAL INFORMATION

Item 1.                       Financial Statements

HITTITE MICROWAVE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$172,385	$118,600
Marketable securities	319,971	353,947
Accounts receivable, net of allowance for doubtful accounts of $334	39,141	36,186
Inventories	77,034	76,020
Income taxes receivable	174	5,991
Deferred taxes	10,152	13,399
Prepaid expenses and other current assets	3,251	2,997

Total current assets	622,108	607,140

Property and equipment, net	38,186	39,433
Deferred taxes	2,006	1,725
Other assets	10,577	8,190

Total assets	$672,877	$656,488

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,326	$4,971
Accrued commissions	1,194	1,567
Accrued payroll and benefits	4,926	4,059
Accrued other expenses	4,691	4,760
Income taxes payable	1,314	193
Customer advances	4,012	3,919
Deferred revenue	2,278	2,816

Total current liabilities	23,741	22,285

Long-term income taxes payable	6,709	5,839
Deferred taxes	33	232
Other liabilities	95	103

Total liabilities	30,578	28,459

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $.01 par value: 200,000 shares authorized; 31,376 and 31,390 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	314	314
Additional paid-in capital	208,221	204,803
Accumulated other comprehensive loss	(853)	(823)
Retained earnings	434,617	423,735

Total stockholders’ equity	642,299	628,029

Total liabilities and stockholders’ equity	$672,877	$656,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013

Revenue	$70,608	$67,696
Cost of revenue	23,014	17,797

Gross profit	47,594	49,899

Operating expenses:
Research and development	11,895	13,218
Sales and marketing	6,944	5,790
General and administrative	3,732	3,771

Total operating expenses	22,571	22,779

Income from operations	25,023	27,120
Interest income	81	66
Other (expense) income, net	(33)	30

Income before income taxes	25,071	27,216
Provision for income taxes	8,625	9,618

Net income	$16,446	$17,598

Earnings per share:
Basic	$0.52	$0.58
Diluted	$0.52	$0.57

Weighted average shares outstanding:
Basic	31,363	30,540
Diluted	31,394	31,049
Dividends paid per share	$0.15	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

Net income	$16,446	$17,598
Foreign currency translation adjustments	(32)	(556)
Unrealized gain on marketable securities, net of tax	2	2
Comprehensive income	$16,416	$17,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$16,446	$17,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,988	2,044
Amortization	470	680
Deferred taxes	2,776	31
Provision for excess and obsolete inventory	1,068	524
Stock-based compensation	3,479	3,474
Changes in operating assets and liabilities:
Accounts receivable	(2,940)	(4,455)
Inventories	(2,080)	(6,575)
Prepaid expenses and other assets	(3,129)	(632)
Deferred revenue and customer advances	(445)	(558)
Accounts payable	357	684
Accrued expenses	422	4,204
Income taxes receivable and payable	7,802	6,332

Net cash provided by operating activities	27,214	23,351

Cash flows from investing activities:
Purchases of property and equipment	(1,797)	(1,834)
Purchases of marketable securities	(146,951)	(109,961)
Proceeds from sales and maturities of marketable securities	180,980	60,000

Net cash provided by (used in) investing activities	32,232	(51,795)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	234
Payment of withholding taxes in connection with vesting of restricted stock	(857)	(2,444)
Excess income tax benefit related to stock-based compensation plans	(60)	1,078
Payment of dividends	(4,707)	—

Net cash used in financing activities	(5,624)	(1,132)

Effect of exchange rate changes on cash and cash equivalents	(37)	(256)

Net increase (decrease) in cash and cash equivalents	53,785	(29,832)
Cash and cash equivalents, beginning of period	118,600	269,157

Cash and cash equivalents, end of period	$172,385	$239,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HITTITE MICROWAVE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

The interim condensed consolidated financial statements presented herein have been prepared by Hittite Microwave Corporation (the Company), are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position at March 31, 2014, results of operations for the three-month periods ended March 31, 2014 and 2013, comprehensive income for the three-month periods ended March 31, 2014 and 2013, and cash flows for the three-month periods ended March 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States (GAAP). Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$121,740	$—	$—	$121,740	$87,694	$—	$—	$87,694
Marketable securities	319,971	—	—	319,971	350,952	2,995	—	353,947
Total	$441,711	$—	$—	$441,711	$438,646	$2,995	$—	$441,641

Cash equivalents include money market funds as well as highly rated government securities with maturities of three months or less at the time of acquisition. The Company’s portfolio of marketable securities consists of treasury bills, treasury notes and certificates of deposit, which are classified as available-for-sale. Treasury bills and treasury notes consist of debt securities issued by the U.S. Government. Gross unrealized gains and losses are immaterial for the periods presented. The effective maturity dates of these investments are less than one year.

3. Inventories

Net inventories consist of the following:

(in thousands)	March 31, 2014	December 31, 2013

Raw materials	$49,126	$50,593
Work in process	14,516	12,139
Finished goods	13,392	13,288

	$77,034	$76,020

The Company is transitioning away from one of its foundries from which it sources a substantial portion of its GaAs wafers. The Company is working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The Company has continued to make purchases of raw materials inventory from this foundry in order to support the products which have the longest life cycles. At March 31, 2014 and December 31, 2013, raw material inventory includes approximately $35,200,000 and $38,000,000, respectively, of advance purchases of wafers from this foundry.

4. Commitments and Contingencies

Indemnification

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agrees to indemnify customers against third-party claims for such infringement. Further, the Company’s by-laws require it to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors. The Company has not been subject to any material liabilities under such provisions and therefore believes that its exposure for these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements as of March 31, 2014 and December 31, 2013.

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

5. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Basic earnings per share:
Net income	$16,446	$17,598

Weighted average common shares outstanding	31,363	30,540

Basic earnings per share	$0.52	$0.58

Diluted earnings per share:
Net income	$16,446	$17,598

Weighted average common shares outstanding	31,363	30,540
Effect of dilutive equity awards	31	509

Adjusted weighted average shares — diluted	31,394	31,049

Diluted earnings per share	$0.52	$0.57

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

6. Stock-Based Compensation

On March 7, 2014, the Company granted to nine of its executive officers: (a) a total of 25,625 time-vested restricted stock unit awards, vesting in four equal annual installments; and (b) a total of 25,625 market-based restricted stock unit awards, vesting in three equal annual installments on the second, third and fourth anniversaries of the grant (the “target award”). The market conditions to which the target award is subject relate to the relative total shareholder return, or TSR, of the Company’s common stock over the two-, three- and four-year vesting periods, in comparison to the TSRs of a group of comparable companies. The number of shares constituting the target award may be increased by up to 100% in the event that the Company’s TSR is positive and exceeds the 50th percentile in the comparison group. The number of shares to be issued upon vesting is capped such that the aggregate market value of the shares delivered will not exceed three times the grant date fair value of the award as of the vesting date. The comparison group consists of the companies included in the Philadelphia Stock Exchange Semiconductor Sector (SOXX) index, a capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture and sale of semiconductors.

The market-based restricted stock unit awards have been classified as equity by the Company. The equity classification reflects the Company’s determination that it is not probable that the aggregate market value of the shares to be delivered upon vesting will be limited by the cap. The grant date fair market value of the market-based restricted stock unit awards will be recognized as stock-based compensation over the four-year service term whether or not the market condition is ultimately satisfied.

7. Dividends

On February 6, 2014, the Company announced that its Board of Directors had declared a cash dividend of $0.15 per common share.  The dividend totalled $4,700,000 and was paid on March 27, 2014 to shareholders of record as of March 4, 2014.

On April 24, 2014, the Company announced that its Board of Directors had declared a dividend of $0.15 per common share to be paid in cash on June 27, 2014 to shareholders of record as of June 4, 2014.  The Company estimates the dividend will result in a cash payment of approximately $4,700,000 in the second quarter of 2014.

8. Subsequent Event

On May 1, 2014, the Company acquired substantially all of the assets of Keragis Corporation, a provider of extremely high power, wideband amplifier modules, located in San Diego, California, for approximately $11,000,000 in cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Trends and Uncertainties

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At March 31, 2014, raw material inventory includes $35.2 million of advance purchases of wafers from this foundry, down from $38.0 million at December 31, 2013. During this transition, we could experience adverse reactions from customers, which could affect our revenues. The productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

Revenue. In the three months ended March 31, 2014, our revenue increased $2.9 million, or 4.3%, to $70.6 million compared with $67.7 million in the corresponding period of 2013. Revenue from sales to customers outside the United States accounted for 60.6% of our total revenue in the three months ended March 31, 2014, compared with 55.3% in the corresponding period of 2013. Our revenue increase was primarily attributable to a $7.3 million increase in sales to the microwave and millimeterwave communications market and a $6.7 million increase in sales to the cellular market, which were partially offset by a $7.5 million decrease in sales to the test and measurement market and $4.1 million decrease in sales to the military market. We believe that the growth in sales to the microwave and millimeterwave communications and cellular markets reflects stronger demand for our products used in infrastructure projects by our telecommunications customers. The decrease in sales to the military market primarily relates to decreased volume on certain military programs, which was partially offset by higher pricing on those programs.

Gross margin. In the three months ended March 31, 2014, our gross margin was 67.4% compared with 73.7% in the corresponding period of 2013. The decrease in our aggregate gross margin across all products was attributable to a net 420 basis point decrease due to product mix and the impact of certain development contracts and a net 250 basis point decrease due to pricing, partially offset by a 40 basis point improvement due to lower manufacturing costs. Our gross margin for the three months ended March 31, 2014 was within the low end of our operating range.

Research and development expense. In the three months ended March 31, 2014, our research and development expense decreased $1.3 million, or 10.0%, to $11.9 million and represented 16.8% of our revenue, compared with $13.2 million, or 19.5% of our revenue, in the corresponding period of 2013. The decrease in our research and development expense was primarily attributable to a $0.9 million decrease in supplies and materials and a $0.4 million decrease in personnel and other costs.

Sales and marketing expense. In the three months ended March 31, 2014, our sales and marketing expense increased $1.2 million, or 19.9%, to $6.9 million, and represented 9.8% of our revenue, compared with $5.8 million, or 8.6% of our revenue, in the corresponding period of 2013. The increase in our sales and marketing expense was primarily attributable to a $0.8 million increase in personnel costs, a $0.2 million increase in travel costs and a $0.2 million increase in advertising and other costs.

General and administrative expense. In the three months ended March 31, 2014, our general and administrative expense decreased slightly to $3.7 million, and represented 5.3% of our revenue, compared with $3.8 million, or 5.6% of our revenue, in the corresponding period of 2013. The decrease in our general and administrative expense was primarily attributable to a $0.5 million decrease in professional fees and other costs, partially offset by a $0.4 million increase in personnel costs.

Interest income. In the three months ended March 31, 2014, our interest income was $81,000 compared with $66,000 in the corresponding period of 2013. Interest income in both periods reflects the low effective yields that are available due to the current market conditions.

Other (expense) income, net. In the three months ended March 31, 2014, our other expense, net was $33,000 compared with other income, net of $30,000 in the corresponding period of 2013. The change was primarily due to increased net foreign currency losses.

Provision for income taxes.  Our provision for income taxes decreased $1.0 million to $8.6 million in the three months ended March 31, 2014, from $9.6 million in the corresponding period of 2013, representing an effective tax rate of 34.4% and 35.3% during the quarter ended March 31, 2014 and 2013, respectively.

Our effective tax rate decreased 90 basis points, representing the net effect of three primary factors.  Our effective tax rate decreased by 600 basis points due to a decrease in deemed dividends from our foreign subsidiaries, pursuant to Subpart F of the Internal Revenue Code.  This decrease was partially offset by a reduction in benefits from foreign tax rate differentials and foreign tax credits, resulting in a 220 basis point increase to our effective tax rate.  Additionally, our effective tax rate increased 230 basis points due to the expiration of the federal R&D credit for expenses incurred after December 31, 2013, as well as, the impact of The American Taxpayer Relief Act of 2012 (“Act”), which was enacted on January 2, 2013.  Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013.  The effects of the change in the tax law were recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

Liquidity and Capital Resources

As of March 31, 2014, we held $172.4 million of cash and cash equivalents. We also held $320.0 million of marketable securities consisting of treasury bills and treasury notes. Cash provided by our operations was $27.2 million in the three months ended March 31, 2014, of which the principal components were our net income of $16.4 million and non-cash charges of $10.8 million.  Our operating assets and liabilities resulted in no net change to our cash provided by operations.  Net operating assets and liabilities includes a $7.8 million decrease in net income taxes receivable, due to the timing of tax payments and receipts and a $0.8 million increase in accounts payable and accrued expenses, due to the timing of disbursements, offset by a $3.1 million increase in prepaid expense and other assets, a $2.9 million increase in accounts receivable, related to the timing of customer shipments and collections, a $2.1 million increase in inventory and a $0.4 million net decrease in deferred revenue and customer advances, due to product shipments under contracts with advanced billings.

We invested $1.8 million in the purchase of property and equipment in the three months ended March 31, 2014, primarily related to production tooling equipment, test equipment and software. We purchased $147.0 million of marketable securities in the three months ended March 31, 2014, comprised of United States government treasury notes and bills, while maturities of marketable securities amounted to $181.0 million.

During the three months ended March 31, 2014, shares issued upon vesting of restricted stock were net of 15,090 shares retained by us to cover employee tax withholdings of $0.9 million paid by us.

In the three months ended March 31, 2014, we paid a cash dividend of $0.15 per share totaling $4.7 million.  Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant including, among other things, our ability to generate positive cash flows from operations.

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

Recent Accounting Pronouncements

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

(b)              Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any material legal proceedings.

Item 1a.      Risk Factors

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described below, which have not changed in any material respect as compared with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure that we have identified all possible issues which we might face. Except as required by law, we undertake no obligation to update these risk factors or any forward-looking statements that we make.

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

We have been transitioning away from one of our principal foundries from which we historically sourced a substantial portion of our GaAs wafers. We have been working with the foundry to manage this transition with the goal of maintaining adequate supplies of the affected products over their natural life cycles, which are typically five to ten years. The impact of this transition on our business remains uncertain. We have made larger than normal purchases of raw materials inventory from this foundry, which we refer to as advance purchases, in order to support the products which have the longest life cycles. This consumes cash and could expose us to increased risk of inventory write-offs. At March 31, 2014, raw material inventory includes $35.2 million of advance purchases of wafers from this foundry. During this transition, we could experience adverse reactions from customers, which could affect our revenues, and the productivity of our new product development efforts has been, and may continue to be, adversely affected as we divert engineering resources in order to translate certain existing products to other foundries, which could affect our profitability. Further, products translated to other foundries could have inferior performance, production yields or costs. If we fail, or are unable, to purchase adequate quantities of GaAs wafers from this foundry to meet future demand of the related products, we may lose opportunities to sell these products to our customers. If any of these events were to occur to a more significant degree than they have to date, our business, revenues, profitability and financial condition could be adversely affected.

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

Our operating results have in the past been, and could in the future be, adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the Department of Defense, as well as delays in program starts or the award of contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not participate. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, including through sequestration, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. Further, the failure of Congress to pass an interim or full-year budget in the immediate future, or increase the amount the U.S. Government is authorized to borrow (commonly referred to as the debt ceiling), could disrupt our business. These uncertainties could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition.

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

Our gross margin has fluctuated on a quarterly basis. For example, our quarterly gross margin since the first quarter of 2010 has ranged from a low of 67.3% to a high of 74.8%, including sequential, quarterly variations as high as 390 basis points, as in the fourth quarter of 2013. We believe that our gross margin in prior periods has been at the high end of what we consider our normal range, while our gross margin of 67.3% in the fourth quarter of 2013 was at the lower end of our normal range. A number of factors can cause our gross margin to fluctuate from period to period. Our gross margin in any period is significantly affected by industry demand and the intensity of competition in the markets into which we sell our products. Our gross margin is also significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products, and by pricing, including fluctuations in the relative proportion of high volume orders, on which we offer higher discounts. In addition, we may from time to time enter into development contracts, typically with government customers, that initially generate low gross margins, in the hope that these development projects will lead to higher margin production contracts. Such contracts may initially have an adverse effect on our gross margin.

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

We have expanded internationally, including our acquisition of Arctic Silicon Devices in Norway, the establishment of our international operations center in Ireland, the opening of our new design center in Egypt and the establishment of a warehouse facility operated by a third party in Malaysia. Our long-term global expansion project has many goals, including optimizing how we execute our growing international business. We believe that our new corporate structure will enable us to service our international customers, better manage our global suppliers and have significant long-term benefits, including improving customer satisfaction, reducing manufacturing cost and cycle times and lowering our financial risk.

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

A majority of our revenue is typically derived from sales of our standard products. We order components and materials, such as semiconductor wafers, used in the manufacture of our standard products 12-14 weeks in advance, while our customers typically place orders for those products one to eight weeks in advance, exposing us to inventory and manufacturing costs in advance of anticipated revenue. If we or our customers fail to predict market demand accurately for new and existing standard products, we may experience a delay or reduction of anticipated revenue without having sufficient time to adjust our inventory and operating expenses. Over the past several years, our customer’s requested lead times have continued to decrease. As the number of products we offer increases, and our customers’ expected lead times grow shorter, we have been required to carry larger amounts of inventory, which exposes us to increased inventory risk. Additionally, as customers’ lead times become shorter, changes in their buying patterns or in our product mix can manifest themselves rapidly and unexpectedly, and can affect our results of operations in a manner that is difficult to predict or plan for.

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

We have historically depended on a small number of customers for a large percentage of our annual revenue. Revenue derived from our 10 largest customers as a percentage of our annual revenue was 35.4% in 2013, 40.2% in 2012 and 43.2% in 2011, and was 40.1% of our revenue during the three months ended March 31, 2014. During 2013, 2012 and 2011, Boeing accounted for 13.5%, 16.1% and 16.4%, respectively of our total sales. We include in these calculations revenue from products sold to these customers directly by us or through sales representatives and our distributors, as well as from products sold to contract manufacturers for use in a system manufactured by the contract manufacturer for that customer. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Additionally, we have noted consolidation among OEMs in some of our markets, which could result in an increased concentration in our sources of revenue. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

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

The percentage of our revenue attributable to sales to customers outside the United States, based on the customer location, was 56.7% in 2013, 52.9% in 2012 and 54.8% in 2011, and was 60.6% of our revenue during the three months ended March 31, 2014. We expect that revenue from customers outside the United States will continue to account for the majority of our revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of independent sales representatives to sell our products internationally. We also have design centers in Turkey, Canada, Norway and Egypt. In 2012, we established an international headquarters in Ireland as part of our global expansion project. We have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in countries other than the United States, including France, Germany, Malaysia, the Philippines, Korea and Taiwan. Accordingly, we will be subject to several risks and challenges, any of which could adversely affect our business and financial results. These risks and challenges include:

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

Our products involve complexities in both their design and the semiconductor process technology employed in their fabrication. In many cases, the products are assembled into customized packages or integrated into higher level modules and subsystems. Our products must meet exacting customer specifications for quality, performance and reliability. Our manufacturing yield, the percentage of “good” units produced in a given period, is a combination of yields including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause unacceptable manufacturing yield loss or halts in production. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

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

New regulations related to conflict minerals will force us to continue to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to seeking to determine the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock

The agreements governing restricted stock and restricted stock units issued to our employees generally provide that upon vesting of such awards the recipients must pay any Federal, state, local and/or payroll taxes required by law to be withheld with respect to such income. Alternatively, recipients may elect to have such tax withholding obligation satisfied by delivering to us for cancellation shares subject to such award in order to satisfy the minimum statutory withholding amount due, in which case we will pay the required amounts to the appropriate taxing authorities on the recipient’s behalf. All such shares retained by us in satisfaction of tax withholding obligations are retired and restored to the status of authorized and unissued shares.

During the three months ended March 31, 2014, an aggregate of 15,090 shares were retained by us to cover aggregate employee tax withholdings of $857,000, as follows:

Period	Total number of shares purchased	Average price paid per share (1)
January 2014	1,319	$59.67
February 2014	13,469	56.40
March 2014	302	60.71
Total	15,090	56.77

(1) Represents the weighted average closing price per share of the shares withheld in satisfaction of withholding tax obligations, as reported by the Nasdaq Stock Market, as of the date the withholding was effected.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(a) 2014 Senior Executive Cash Incentive Compensation Plan.

The Compensation Committee of our Board of Directors has approved a Senior Executive Cash Incentive Compensation Plan for calendar year 2014 (the “Plan”) for our Named Executive Officers and other senior executives.

Each participant is assigned a target bonus amount, representing a fixed percentage of his base salary. The target amount is allocated to two components as follows:

• 70% will be determined based on our company financial performance in 2014 (the “Company Performance Bonus”); and

• 30% will be determined based upon the individual’s performance in relation to individual performance objectives, or MBOs (the “MBO Bonus”).

The target bonus represents the amount to be paid assuming 100% attainment of the company financial performance targets and individual MBO targets, as specified in the Plan. The actual bonus awarded will be reduced to as little as zero, or increased within stated limits, to the extent that actual performance varies from the targeted levels set forth in the Plan.

The 2014 target bonus for each of our Named Executive Officers who remains employed by us, as a percentage of his salary for 2014, is as follows:

Name	Title	Target Bonus as Percentage of Salary
Rick D. Hess	President and Chief Executive Officer	60%

William W. Boecke	Chief Financial Officer	50%

William D. Hannabach	Vice President of Global Operations	40%

Thomas Hwang	Vice President	40%

Antonio Visconti	Vice President	40%

The Company Performance Bonus will be determined based on two equally weighted measures of our financial performance for calendar year 2014, as follows:

• One-half based upon the amount of our total revenue for 2014; and

• One-half based upon our net income margin for 2014; provided that

• In no event will any Company Performance Bonus be paid if our earnings per share for 2014 shall not equal or exceed our EPS for 2013.

The amount of the bonus paid on account of each of these company performance measures will be equal to the portion of the target bonus that is allocated to that measure, multiplied by a pay-out factor (ranging from zero to 200%) based on the actual value of such measure for 2014, determined in accordance with a matrix set forth in the Plan.

For this purpose, our revenue growth and net income margin will be determined by reference to our financial statements prepared in accordance with U.S. generally accepted accounting principles; provided, that in determining the extent to which the performance targets have been achieved the Compensation Committee may adjust the GAAP measures to include or exclude special or unusual items such as restructuring-related expense, acquisition-related expense, gain or loss on disposition of businesses, non-recurring royalty payments, impairments of acquisition-related intangible assets, deferred tax adjustments, asset write-offs, write-downs and impairment charges, significant unforeseen legal costs or settlements and such other similar non-cash or non-recurring items as the Compensation Committee may determine in its sole discretion. In making any such adjustments the Committee will be guided by the principle that our compensation practices should not have the effect of deterring participants from taking actions that are beneficial for our company and stockholders because they might decrease the participants’ bonus payments, nor should they encourage participants to take actions that are detrimental to our company and stockholders because they might increase participants’ bonus payments.

The percentage of the MBO Bonus paid to any participant will be based on the Committee’s determination, in its sole discretion, as to the extent to which the participant has attained or exceeded his MBO objectives, provided that in no case will the MBO Bonus be paid at more than 150% of the targeted level.

We expect that the amounts, if any, of the Company Performance Bonus and MBO Bonus will be determined by the Compensation Committee at its first regularly scheduled meeting following the issuance of our earnings release for 2014, and that such amounts, if any, shall be paid during the first quarter of 2015.

(b) Senior Executive Change in Control Retention Agreements

In April 2014 we entered into an amendment to our employment agreement with our chief executive officer, and change in control retention agreements with each of our other Named Executive Officers who remains employed by us, that provide them with severance benefits if any of the following occurs, each of which we refer to as a severance trigger event:

•      within 12 months after a change in control (as defined in each agreement) we terminate the employee’s employment for a reason other than “cause” or “misconduct” (as defined in the agreement) or the employee’s death or disability; or

•      the executive terminates his or her employment following an event that occurs within 12 months after a change in control and that constitutes “constructive termination” of his or her employment or “good reason” (as defined in the agreement).

For purposes of these agreements, a “change in control” occurs when:

•      any person or entity becomes the beneficial owner of 50% or more of the combined voting power of our outstanding securities;

•      our shareholders approve specified mergers of Hittite with another entity; or

•      our shareholders approve a plan of liquidation or sale of all, or substantially all, of our assets.

These agreements provide for the following benefits upon the occurrence of a severance trigger event:

•      payment of an amount equal to one times the executive’s annual base salary;

•      payment of an amount in lieu of bonus equal to the product of the executive’s target cash incentive bonus for the year in which termination of employment occurs, multiplied by the sum of 1.0 plus a fraction equal to the quotient of the number of days during such year on which he or she was employed by us, divided by 365; and

•      we will pay the difference between the cost of COBRA continuation coverage (for the executive and any dependent who received health insurance coverage prior to such termination) and any premium contribution amount applicable to the executive as of such termination.

Item 6.         Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended March 31, 2012)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on January 7, 2013.

4.1	Specimen certificate for common stock of Hittite Microwave Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-124664)

10.1*	2014 Senior Executive Cash Incentive Compensation Plan

10.2*	Amendment No. 2 to Employment Agreement between us and Rick D. Hess dated April 14, 2014

10.3*

Form of Change in Control Retention Agreement entered into between us and each of William Boecke, Susan DiCecco, Bryan Goldstein, Gorkem Guven, William Hannabach, Gregory Henderson, Jason Lynch, Michael McCullar, Antonio Visconti, and Larry Ward.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

101

The following materials from the Hittite Microwave Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three Months March 31, 2014 and March 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and March 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013; and (v) Notes to Condensed Consolidated Financial Statements

*	Compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2014	HITTITE MICROWAVE CORPORATION
(Registrant)

	By:	/s/ William W. Boecke
William W. Boecke
Chief Financial Officer